Form 10-Q
period 1996-03-31
GIBRALTAR PACKAGING GROUP INC
filed 1996-05-15
CIK 882830

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     March 31, 1996


Commission File Number:    00-19800



                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                            47-0496290
(State of incorporation)                                 (IRS Employer
                                                      Identification Number)

      2115 REXFORD ROAD, SUITE 215
         CHARLOTTE, NORTH CAROLINA                            28211
(Address of principal executive offices)                    (Zip Code)


                                 (704) 366-2929
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of March 31, 1996, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX







                                                                                                        Page Number
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                         1
                As of March 31, 1996 (unaudited) and July 1, 1995

              Consolidated Statements of Income (unaudited)                                                       2
                Three months ended March 31, 1996 and 1995 and
                Nine months ended March 31, 1996 and 1995

              Consolidated Statements of Cash Flows (unaudited)                                                   3
                Nine months ended March 31, 1996 and 1995

              Notes to Consolidated Financial Statements (unaudited)                                              4


Item 2.       Management's Discussion and Analysis of Financial                                                   5
                Condition and Results of Operations



PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                                                                    8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                                            March 31                      July 1
                                                                             1996                            1995
                                                                          (Unaudited)
ASSETS
 CURRENT ASSETS:
   Accounts receivable (net of allowance for                                $ 7,979                       $ 7,684
     doubtful accounts of $237 and $211)
   Inventories                                                                9,120                        10,487
   Deferred income taxes                                                        755                           717
   Refundable income taxes                                                                                    274
   Prepaid and other assets                                                     374                           403
                                                                            -------                        ------
          Total current assets                                               18,228                        19,565
 PROPERTY AND EQUIPMENT - Net                                                35,484                        36,941
 EXCESS OF PURCHASE PRICE OVER NET                                           21,252                        21,691
   ASSETS ACQUIRED (Net of accumulated
   amortization of $2,037 and $1,598)
 OTHER ASSETS (Net of accumulated amortization                                  736                           839
   of $369 and $212)                                                        -------                       -------

 TOTAL                                                                      $75,700                       $79,036
                                                                            =======                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Checks not yet presented                                                 $ 1,134                       $   744
   Current portion of long-term debt                                          4,060                         4,389
   Accounts payable                                                           5,350                         5,621
   Accrued expenses and other liabilities                                     2,694                         2,871
   Income taxes payable                                                         308
                                                                            -------                        ------
         Total current liabilities                                           13,546                        13,625
 LONG-TERM DEBT - Net of current portion                                     27,634                        31,527
 DEFERRED INCOME TAXES                                                        2,892                         2,829
 OTHER LONG-TERM LIABILITIES                                                    834                           750
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000,000 shares
    authorized; none issued
   Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,041,544 issued and
    outstanding, respectively                                                    50                            50
   Additional paid-in capital                                                28,162                        28,162
   Retained earnings                                                          2,582                         2,093
                                                                            -------                       -------
          Total stockholders' equity                                         30,794                        30,305
                                                                            -------                       -------
 TOTAL                                                                      $75,700                       $79,036
                                                                            =======                       =======

See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                              Three Months Ended                  Nine Months Ended
                                                                     March 31,                           March 31,
                                                                1996         1995                    1996            1995
NET SALES                                              $   19,135      $    19,892              $   56,111       $   57,264
COST OF GOODS SOLD                                         14,853           15,674                  44,022           48,033
                                                       ----------      -----------              ----------       ----------
GROSS PROFIT                                                4,282            4,218                  12,089            9,231
                                                       ----------       ----------             -----------      -----------
OPERATING EXPENSES:
  Selling                                                   1,071            1,103                   3,091            3,279
  Administrative                                            1,511            1,696                   4,107            4,460
  Severance, office moving and restructuring charges          745                -                     998            1,386
  Amortization of excess of purchase
    price over net assets acquired                            145              146                     439              441
                                                       ----------      -----------              ----------         --------
      Total operating expenses                              3,472            2,945                   8,635            9,566
                                                       ----------       ----------              ----------       ----------
INCOME (LOSS) FROM OPERATIONS                                 810            1,273                   3,454             (335)
OTHER (INCOME) EXPENSE:
   Interest and deferred finance costs                        791              760                   2,428            2,134
   Other (income) expense                                       6                1                      (1)             (48)
                                                      -----------        ---------                ---------      -----------

      Other expense - net                                     797              761                   2,427            2,086
                                                       ----------     ------------              ----------      -----------
INCOME (LOSS)
  BEFORE INCOME TAXES                                          13              512                   1,027           (2,421)
PROVISION (BENEFIT)
  FOR INCOME TAXES                                             79              241                     538             (626)
                                                       ----------       ----------              ----------      ------------
NET INCOME (LOSS)                                       $     (66)      $      271              $      489        $  (1,795)
                                                        ==========      ==========              ==========        ==========
NET INCOME (LOSS) PER SHARE                              $  (0.01)      $     0.05              $     0.10        $   (0.36)
                                                         ==========     ==========              ==========        ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                           5,041,544       5,041,007               5,041,544         5,039,441
                                                        ==========      ==========              ==========         =========


See notes to consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED).
                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                                                         Nine Months Ended
                                                                                              March 31,
                                                                                          1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $    489             $(1,795)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                      2,930               2,786
      Write-down of property and equipment                                                  27               1,202
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   (295)                463
    Inventories                                                                          1,367                 136
    Prepaid expenses and other assets                                                      (23)               (830)
    Accounts payable                                                                      (271)              1,676
  Accrued income taxes and other expenses                                                  514              (1,379)
                                                                                      --------              -------

      Net Cash Provided by Operating Activities                                          4,738               2,259

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                              99                 170
  Purchases of property and equipment                                                   (1,005)             (1,702)
  Acquisition costs                                                                        -                   (76)
                                                                                    ----------            ---------

      Net Cash Used in Investing Activities                                               (906)             (1,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under revolving credit agreement                                (1,478)              1,548
  Borrowings under capital leases                                                           79                 102
  Principal payments under long-term debt agreements                                    (2,823)             (2,830)
  Principal payments under finance lease arrangements                                      -                   (10)
  Net proceeds from issuance of common stock                                               -                    22
                                                                                     ---------            --------

      Net Cash Used in Financing Activities                                             (4,222)             (1,168)

NET (DECREASE) IN CASH                                                                    (390)               (517)
CASH (CHECKS NOT YET PRESENTED) AT BEGINNING OF PERIOD                                    (744)                 59
                                                                                      ---------          ---------
CASH (CHECKS NOT YET PRESENTED) AT END OF PERIOD                                      $ (1,134)          $    (458)
                                                                                      ==========         ==========


See notes to consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED).

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.       GENERAL

         The consolidated balance sheet of Gibraltar Packaging Group, Inc. ("Company") and Subsidiaries (collectively, "Gibraltar") at July 1, 1995 has been taken from Gibraltar's audited financial statements at that date. All other consolidated financial statements contained herein have been prepared by Gibraltar and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended July 1, 1995 and the notes thereto contained in Gibraltar's Annual Report on Form 10-K for the year then ended.

         The accompanying consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of March 31, 1996 and July 1, 1995, and the results of its operations and its cash flows for the periods presented herein. Results for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


B.       INVENTORIES

         A summary of inventories by components is as follows:

         (In thousands)                                                March 31, 1996                  July 1, 1995
                                                                      --------------                   ------------
                                                                          (Unaudited)
              Finished goods                                                 $ 5,268                        $ 5,879
              Work-in-process                                                  1,201                          1,273
              Raw materials                                                    2,406                          3,063
              Manufacturing supplies                                             245                            272
                                                                            --------                        -------
                  Total inventory                                            $ 9,120                        $10,487
                                                                            ========                        =======


C.       NET INCOME PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for the periods indicated.

D.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform with the classifications used in the 1996 financial statements.

E.       SEVERANCE, OFFICE MOVING AND RESTRUCTURING CHARGES

         Included in the nine months ended March 31, 1996 is a pre-tax charge of $998,000 for severance of eight senior employees ($901,000) and the move of the corporate office ($97,000) from Charlotte, North Carolina to Westport, Connecticut. The third quarter of 1996 includes $745,000 of these costs; $648,000 for severance and $97,000 for the office move.

         At March 31, 1996 the remaining severance liability is approximately $735,000.

         The costs related to the corporate office move include amounts for lease terminations, the write-off of leasehold improvements and moving of furniture and personnel. The move is anticipated to be completed by June 30, 1996 and these costs will generally have been incurred by that date.

         All funds related to the second quarter 1995 restructuring charge have been spent.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

o        RESULTS OF OPERATIONS:

         Three Months Ended March 31, 1996 Compared to
         Three Months Ended March 31, 1995

         Net sales for the third quarter of fiscal 1996 were $19.1 million compared with $19.9 million for the third quarter of fiscal 1995, a decrease of 4.0%. Sales of pressure-sensitive labels, flexible packaging and laminated products were lower while sales of spiral-wound packaging increased.

         Cost of goods sold decreased $0.8 million, or 5.1%, compared with the third quarter of fiscal 1995. As a percentage of net sales, cost of goods sold was 78.0% for the third quarter of fiscal 1996 compared with 78.9% for the third quarter of fiscal 1995. The decrease in cost of goods sold reflects a more profitable product mix and reduced headcount and manufacturing costs at the Niemand Industries spiral-wound division.

         Selling expenses decreased $32,000, or 2.9%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995, due to a decrease in the number of sales personnel.

         Administrative expenses decreased $185,000, or 10.9%. This decrease reflects significantly lower corporate office expense due to decentralization.

         A charge of $745,000 has been recorded in the current year third quarter consisting primarily of severance costs for divisional personnel and expenses related to the move of the corporate office from Charlotte, North Carolina to Westport, Connecticut. See footnote E for further discussion of this item.

         Interest and deferred finance costs for the third quarter of fiscal 1996 increased to $791,000 from $760,000 in the third quarter of fiscal 1995. While borrowings under the revolving credit facility decreased in the current year quarter compared with the prior year quarter, interest rates were higher in the current year resulting in a slight increase in interest expense. Amortization of finance costs was also higher in the third quarter of 1996 due to fees incurred in March, 1995 amending the credit agreement. These fees are being amortized straight-line over the original life of the credit agreement.

         The provision for income taxes for the three months ended March 31, 1996 and 1995 exceeds the amount that would be determined based on federal and state income tax rates primarily due to the non-deductibility of the amortization of the excess of purchase price over net assets acquired.

         Nine Months Ended March 31, 1996 Compared to
         Nine Months Ended March 31, 1995

         Net sales for the nine months ended March 31, 1996 were $56.1 million compared with $57.3 million for the nine months ended March 31, 1995, a decrease of 2.1%. Increased sales of folding cartons were offset by lower sales of pressure sensitive labels, flexible packaging, spiral-wound packaging and laminated products.

         Cost of goods sold decreased $4.0 million, or 8.3% for the nine months ended March 31, 1996 compared with the similar period of the prior year.

         Included in cost of goods sold for the second quarter of fiscal 1995 were adjustments to the inventory balances of Niemand Industries totaling approximately $1.3 million reflecting a physical inventory shortage as well as reserves for obsolescence. Similarly, GB Labels recorded a charge of $341,000 for physical inventory shortage and inventory obsolescence during that quarter. No similar amounts were recorded in the current year.

         Excluding the charge of $1.6 million recorded in the second quarter of the prior year, the cost of sales percentage improved to 78.4% in the current year from 81.0% in the prior year. The percentage was favorably impacted by product mix as well as reduced headcount and manufacturing costs at the Niemand facility.

         Operating expenses for the nine months ended March 31, 1996 decreased to $8.6 million from $9.6 million for the nine months ended March 31, 1995, a decrease of $1.0 million. The lower current year expenses reflect decreased corporate office expenditures and a smaller charge for restructuring in the current year compared with the prior year.

         In the second quarter of fiscal 1995, a $1.4 million restructuring charge was recorded to write-down property, plant and equipment and to provide severance for personnel related to the Niemand consolidation.

         As discussed in footnote E, a pre-tax charge of $998,000 for severance and the corporate office relocation was recorded in the nine months ended March 31, 1996. $253,000 of such costs occurred in the first and second quarters. See footnote E for further discussion.

         Interest and deferred finance costs for the first nine months of fiscal 1996 increased to $2.4 million from $2.1 million in the first nine months of fiscal 1995. This increase reflects higher borrowings under the revolving credit line during the current year period, increased interest rates and an increase in the amortization of deferred finance costs as discussed under the quarterly comparison.

         The provision for income taxes for the nine months ended March 31, 1996 exceeds, and the benefit for income taxes related to the nine months ended March 31, 1995 is less than, the amounts that would be determined based on federal and state income tax rates primarily due to the non-deductibility of the amortization of the excess of purchase price over net assets acquired.

o        LIQUIDITY AND CAPITAL RESOURCES:

         The Company amended its bank credit agreement on March 31, 1996 to extend the expiration of the revolving credit facility to April 1, 1997 from January 2, 1997 and to re-negotiate the repayment terms of the credit facility.

         As a result of this amendment, the Company has an available line of credit of $18 million through May 31, 1996, $17.5 million through July 2, 1996 and $16 million up until the expiration date of the facility. At March 31, 1996 there was an outstanding balance of $16.0 million under the Line of Credit Agreement.

         At March 31, 1996, the Company was in violation of certain of its covenants under the bank credit agreement. The bank has issued waivers of these covenants.

         During the nine months ended March 31, 1996, capital expenditures totaled $1,005,000. In order to accommodate continued growth, Gibraltar makes capital improvements to improve efficiency and product quality. Gibraltar frequently upgrades its equipment by purchasing or leasing used equipment thereby reducing capital expenditures.

         Management believes that existing cash balances, funds generated by operations, and borrowings available under its current or future credit facilities will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1996 and for the foreseeable future. Nevertheless, Gibraltar may require or choose to obtain additional capital through public or private debt or equity offerings or additional bank borrowings to fund future developments. There is no assurance that Gibraltar will be able to obtain such additional capital.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits:

                   None.

              (b)  Reports on Form 8-K:

                   Gibraltar did not file any reports on Form 8-K during the quarter ended March 31, 1996.






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GIBRALTAR PACKAGING GROUP, INC.



Date:    May 15, 1996              By: /s/ John W. Lloyd
       -----------------------       --------------------------------------
                                     John W. Lloyd, Chief Financial Officer

                                     Signing on behalf of the registrant and
                                     as principal financial officer