Form 10-K405
period 1996-06-29
GIBRALTAR PACKAGING GROUP INC
filed 1996-10-10
CIK 882830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                                   (Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 1996

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-19800

                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  47-0496290
 (State of incorporation)                  (IRS Employer Identification No.)

                               ------------------

         274 RIVERSIDE AVENUE                             06880
        WESTPORT, CONNECTICUT                           (Zip Code)
(Address of principal executive offices)

                                 (203) 227-0400
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

         The aggregate market value of voting stock held by nonaffiliates of the registrant on September 24, 1996 was $14,369,169.25 (based upon the September 24, 1996 closing sale price of the common stock as reported by the NASDAQ National Market System).

         The number of shares of common stock of the registrant outstanding as of September 24, 1996 was 5,041,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 1996, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page

Item 1     Business........................................................1

Item 2.    Properties......................................................9

Item 3.    Legal Proceedings...............................................9

Item 4.    Submission of Matters to a Vote of Security Holders.............9



                                                      PART II

Item 5.    Market for the Registrant's Common Equity

           and Related Stockholder Matter.................................10

Item 6.    Selected Financial Data........................................11

Item 7.    Management's Discussion and Analysis of

           Financial Conditions and Results of Operations.................12

Item 8.    Financial Statements and Supplementary Data....................17

Item 9.    Changes in and Disagreements with Accountants

           on Accounting and Financial Disclosure.........................17

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.............18

Item 11.   Executive Compensation.........................................18

Item 12.   Security Ownership of Certain

           Beneficial Owners and Management...............................18

Item 13.   Certain Relationships and Related Transactions.................18

                                                      PART IV

Item 14.   Exhibits, Financial Statement

           Schedules, and Reports on Form 8-K.............................19

                                     PART I

ITEM 1.       BUSINESS

GENERAL

       Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") designs, manufactures and markets packaging products for a number of consumer and industrial markets. The Company is the combination of several previously independent packaging companies, each with its own distinctive products, customer base and geographic focus. The acquisitions of Standard Packaging & Printing Corp. ("Standard"), Niemand Industries, Inc. ("Niemand"), and GB Labels, Inc. ("GB Labels") in 1993 expanded the Company's products from folding cartons and specialty laminated containers to include tubular, spiral-wound paper packaging, flexible poly-film packaging, contract packaging and filling and pressure-sensitive labels. Although most of the Company's sales are made to customers located in the central and southern regions of the United States, the Company sells its products to customers throughout the nation. The Company derives its sales from a diverse market base, primarily comprised of the following markets: pharmaceutical, textiles, office supplies and paper products, cosmetics and personal care, auto aftermarket parts, toys and hardware.

       The Company serves approximately 1,200 customers from five divisions:
Great Plains Packaging in Hastings, Nebraska; Flashfold Carton in Fort Wayne, Indiana; Niemand in Marion, Alabama; Standard in Mount Gilead, North Carolina and GB Labels in Burlington, North Carolina. The Company believes that its five divisions enhance its competitive position by providing it with multiple products and broader geographic coverage, enabling the Company to serve customers that operate from several locations.

       The Company's business strategy is to grow internally through increased sales and profitability of its existing packaging products.

       Gibraltar's predecessor was incorporated under the name GPC Co. in Nebraska in 1967 and subsequently changed its name to Great Plains Packaging Co. in 1986. In 1991 Great Plains Packaging Co. was reincorporated in Delaware, and its name was changed to Gibraltar Packaging Group, Inc. Gibraltar relocated its executive offices in June 1996, and the new offices are located at 274 Riverside Avenue, Westport, Connecticut 06880 and its telephone number is (203) 227-0400.

MANAGEMENT CHANGES

On November 7, 1995, David G. Chandler, a Gibraltar director and shareholder, was named Chairman of the Board by unanimous consent of the directors. Deke C. Abbott, Jr. continued on in the role of division president of the Company's Niemand Industries division.

In February 1996 John W. Lloyd, a Gibraltar director, was named Executive Vice President and Chief Financial Officer of the Company.

In October 1995 Jon P. Crane, the former division president of Great Plains Packaging, returned to the Company as division president of Standard Packaging and Printing Corp.

In February 1996 James A. Stajkowski was hired for the position of division president of Flashfold Carton.

In July 1996, following the corporate office relocation, Sidney F. Gale was hired as Corporate Controller.

MANUFACTURING PRODUCTS AND PROCESSES

       The Company offers its customers six types of packaging products, as described below.

       FOLDING CARTONS

       The Company designs, manufactures and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both the shipment and retail display of the customers' products. Sales of folding cartons represented approximately 62% of the Company's net sales for the twelve months ended June 29, 1996, approximately 56% of the Company's net sales for the twelve months ended July 1, 1995 and approximately 58% of the Company's net sales for the twelve months ended July 2, 1994.

       The Company believes that recent trends in the folding carton market favor manufacturers that can produce creative graphics to enhance visual presentation, point-of-sale appeal and product differentiation. Specialty packaging designed to address these needs often includes graphics with high-resolution print, more colors and innovative designs. The Company's internal design teams have won numerous industry awards, due, in part, to the Company's emphasis on product design. The Company believes that its design resources enhance the Company's competitiveness in the folding carton market and result in increased profitability.

       Folding cartons are produced at the Company's production facilities in Hastings, Fort Wayne and Mount Gilead. After a customer's order is received, paperboard purchased from outside suppliers in rolled form is converted into sheets of specified sizes by sheeting equipment. Specialized printing plates are created from specifications, artwork or film supplied by the Company's customers or developed by the Company's design teams. The paperboard sheets are then printed on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded and glued into individual cartons and packaged for shipment to customers.

       In fiscal 1996, the Company's Hastings Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. ISO (International Organization for Standardization) certification is required for doing business with European Community companies and is steadily becoming a worldwide standard for quality management. It requires a company to codify its quality program by defining and documenting its Quality System.

       TUBULAR, SPIRAL-WOUND PAPER PACKAGING

       The Company began offering its customers tubular paper packaging products with the April 1993 acquisition of Niemand. Tubular paper packaging products represented approximately 18% of the Company's net sales for the twelve months ended June 29, 1996, approximately 18% of the Company's net sales for the twelve months ended July 1, 1995 and approximately 16% of the Company's net sales for the twelve months ended July 2, 1994. The Company's tubular packaging is structurally strong, high-quality, spiral-wound paper packaging that is suitable for direct labeling with high-quality graphics. Tubular paper packaging offers a biodegradable product that is, in smaller quantities, generally cheaper than plastic alternatives. Tubular paper packaging is used widely for personal care products (talcum powders, bath powders and scented products), for food products (spices, breadcrumbs and non-dairy creamer) and for household products (carpet freshener). The Company believes that it holds a strong market position in the cosmetics and personal care applications of tubular paper packaging.

       The Company manufactures tubular paper packaging at its Marion, Alabama facility. Several pieces of equipment used in this process are proprietary to the Company. The process of producing tubular paper packaging begins with slitting various types of rolled paper, then winding the paper into tubes by gluing the individual strips or plies of paper together. The tubes are then labeled with printed paper labels (typically of higher graphic quality) and cut into individual canisters. Canisters may have closure/dispenser tops that offer a variety of dispensing features - for example, sifting features as in the case of salt and pepper shakers and talcum powder containers. The empty canisters are filled by the Company or the customer with a variety of products. The canisters are then sealed with a metal or plastic plug at the bottom.

       FLEXIBLE POLY-FILM PACKAGING

       The Company began offering its customers flexible poly-film packaging with the January 1993 acquisition of Standard. Flexible packaging sales represented approximately 8% of the Company's net sales for the twelve months ended June 29, 1996, approximately 10% of the Company's net sales for the twelve months ended July 1, 1995 and approximately 12% of the Company's net sales for the twelve months ended July 2, 1994. Flexible packaging offers light-weight, low-bulk, resource-conserving packaging that also protects perishable products by creating a barrier against air and moisture. For consumer marketing purposes, flexible packaging combines high-quality, multicolor graphics, similar to folding carton graphics, with a see-through feature that enables the consumer to see the product itself along with the package graphics. Although the Company sells most of its flexible packaging for use in the textile, food and household products markets, flexible packaging is also used for many other products, including pharmaceuticals and other medical products, snacks and frozen foods, apparel and toys.

       Flexible packaging is produced at the Standard plant in Mount Gilead from polyethylene, polypropylene and similar plastic materials. The Company purchases its plastic films from film manufacturers rather than producing its own plastic films. The film is printed at the Company's facilities using multicolor printing presses that are functionally similar to those used in folding carton manufacture. The printed rolls are slit into smaller rolls. Some printed film is shipped in roll form to customers who then convert it into its final package form (for example, bags, pouches or overwrap). Some of the printed film is converted into bags or pouches by the Company and then shipped to customers.

       SPECIALTY LAMINATED CONTAINERS

       At the Company's Hastings facility, the Company manufactures a specialized type of folding carton, specialty laminated packaging, which it markets to customers throughout the United States, primarily in the automotive aftermarket parts, frozen food and toy markets. Laminated packages are used for retail sales of products and offer customers a number of visual marketing benefits. Specialty laminated container sales represented approximately 5% of the Company's net sales for each of the twelve-month periods ended June 29, 1996, July 1, 1995 and July 2, 1994. During the manufacturing process, laminated sheets, which are composed of a printed paperboard folding carton sheet glued onto single face corrugate, are die cut, glued and folded into containers. Laminated packaging offers a structurally stronger package suitable for packaging heavier contents, protecting products during shipping or meeting other package performance needs, while at the same time providing high-resolution graphics. The Company believes that the resolution of the print and graphics enhances the product's appeal, and that the lamination provides increased product visibility with a large, exposed graphics area.

       CONTRACT PACKAGING AND FILLING

       The Company's facility in Marion provides contract packaging and filling services, which represented approximately 2% of the Company's net sales for the twelve months ended June 29, 1996, approximately 4% of the Company's net sales for the twelve months ended July 1, 1995 and approximately 6% of the Company's net sales for the twelve months ended July 2, 1994. The Company fills manufactured tubular spiral-wound paper containers. Contract packaging and filling can provide a cost-effective alternative for customers with small in-house purchasing departments with the Company taking responsibility for obtaining materials as well as packaging the product. The Company believes that the combination of container manufacture and contract filling provides an attractive product for its customers. With a single purchase order, a customer can contract for container procurement, product specification and procurement, blending, filling, packaging and shipment to a distribution center.

       The Company fills spices; other food products, including non-dairy creamer and bread crumbs; household products such as carpet freshener; and other types of dry, granular products using a similar process. The Company may formulate, procure, blend and fill the container or it may package product supplied by a customer. Machines using gravity or vacuum-based filling techniques carry out the filling. Once the containers are filled, the Company packs them in shipping containers for delivery to its customers.

       In connection with its filling operations, the Company maintains an environmentally controlled work area for food packaging and other services that require specific cleanliness and quality standards.

       PRESSURE-SENSITIVE LABELS

       At the Company's GB Labels plant in Burlington, the Company manufactures pressure-sensitive labels, which are printed by multicolor printing presses functionally similar to those used in printing paperboard and flexible films. Pressure-sensitive labels accounted for approximately 5% of the Company's net sales in the twelve months ended June 29, 1996, approximately 7% of the Company's net sales for the twelve months ended July 1, 1995 and approximately 4% of the Company's net sales for the twelve months ended July 2, 1994. The labels are backed with adhesive, mounted on paper backing and typically shipped in rolls to customers. Customers use the Company's labels for a variety of applications, including product promotions, packaging modifications, clothing packaging and labeling and other applications.

         Labels provide a cost-effective means of altering other packaging (for example, folding cartons or flexible packaging) in connection with product promotions or tie-ins. Labels also may be used to highlight pricing or product features or for other purposes. Labels themselves, typically in the form of adhesive-backed bands, can be used as a form of packaging. Socks and hosiery represent the most common application for the Company's label packaging.

COMPETITION

       The packaging markets in which the Company competes are highly fragmented. The Company competes with numerous small, non-integrated companies that produce one or more packaging products and, to a lesser extent, with divisions or subsidiaries of large integrated packaging producers as well as in-house packaging operations. The vertically integrated paperboard, oil and chemical companies that the Company competes with may have many lines of business and produce their own raw materials. In general, the integrated companies focus primarily on producing large quantities of basic, commodity packaging and often provide their products to large companies nationwide. The non-integrated manufacturers generally operate only one or two production facilities and emphasize higher-margin, value-added packaging, often with specialized or customized graphics. Unlike the integrated manufacturers, these manufacturers produce smaller orders of packaging with quick turnaround, in many cases also working with the customer in designing the packaging. The Company believes that it offers a broader range of packaging products than most other non-integrated manufacturers that produce similar packaging.

       Competition among the non-integrated packaging manufacturers, against which the Company primarily competes, is based on product quality, service, timeliness of delivery, manufacturing capabilities and, to a lesser extent than with commodity packaging, price. The Company believes that its expertise and reputation within the packaging industry for providing timely service and high-quality packaging, as well as its six types of products, enable it to compete effectively with other non-integrated packaging companies.

       The Company's largest competitors in the flexible packaging market operate as vertically integrated divisions or subsidiaries of large oil and chemical companies. If the supply of oil-based resins or plastic films should tighten in the future, large vertically integrated producers may have an advantage over the Company, as such competitors could allocate scarce resin resources to their own flexible packaging units or transfer them at advantageous prices to their own flexible packaging units. Other competitors in the flexible packaging market are part of diversified packaging companies like the Company and offer both paper-based and film-based packaging. Some of the Company's other flexible packaging competitors are smaller packaging companies that offer only flexible film packaging.

       Competition in the tubular packaging, contract filling and label markets is highly fragmented. Tubular packaging is provided by a large number of relatively small competitors and by a few large packaging companies. Competition among the smaller, non-integrated packagers is based on product quality, service, timeliness of delivery, manufacturing capabilities and, to a lesser extent than with large packagers, price. Contract filling is provided not only by a large number of relatively small competitors, but also internally by goods and food producers themselves. The Company's filling capability is limited to dry-granular types of products, and, therefore, the Company competes only in this area of the contract filling market. In comparison with the Company's other packaging markets, the label market is generally characterized by lower barriers to entry.

       Mergers and acquisitions of packaging suppliers have occurred recently and may continue to take place in the future. The size of the Company has increased as a result of its acquisitions, and the average size of the Company's competitors may also increase as a result of mergers and acquisitions. Many of the Company's competitors have greater financial and other resources than the Company. In addition, to the extent that packaging methods are developed and successfully marketed as alternatives to the Company's products, the Company may compete with producers of such alternative packaging methods.

RAW MATERIALS

       Raw materials used in the Company's production process include paperboard, paper labels, inks, flexible films, resin and adhesives, all of which the Company purchases from more than one supplier. Costs for these materials have stabilized over the past year.

        The supply of materials such as polyethylene, polypropylene, other plastic films and plastic resins used in the Company's flexible packaging and contract packaging products is subject to the disruptions generally associated with the petroleum and petroleum product markets. The supply of plastic materials depends upon factors beyond the control of the Company, including, directly or indirectly, changes in the economy, price levels and seasons, the level of domestic oil production, the availability of imports and the actions of OPEC.

       Although the Company's supply of raw materials is presently sufficient, its business could be adversely affected by a prolonged shortage of raw materials, the resulting higher costs and diminished availability of such materials.

CUSTOMERS

       The Company derives its sales from a diverse market base. The Company sells its products throughout the United States to over 1,200 different customers for use in a variety of industries. The table below sets forth the Company's percent of net sales by market for each of the periods indicated:

                                                TWELVE MONTHS ENDED
                                         JUNE 29      JULY 1       JULY 2

                                            1996        1995         1994
                                            ----        ----         ----

  Textile                                   15%         16%          17%
  Pharmaceutical                            19%         15%          13%
  Food                                      11%         13%          11%
  Cosmetics and personal care                7%         11%          15%
  Auto aftermarket parts and hardware       14%         11%          12%
  Office supplies and paper products        17%         11%          11%
  Household and industrial                   4%          9%           8%
  Toy                                        5%          4%           5%
  Other                                      8%         10%           8%
                                         -------      -----       ------
  Total net sales                          100%        100%         100%
                                           ====        ====         ====


       Sales to the Company's top three customers accounted for approximately 20% of the Company's net sales for the twelve-month period ended June 29, 1996. This compares to approximately 16% and 14% for the twelve-month periods ended July 1, 1995 and July 2, 1994, respectively. One customer, Smead Manufacturing, generated 10.6% of net sales for fiscal 1996.

       The Company's customers include: Abbott Laboratories, Anchor Foods, Avon, Baldwin Filters, Becton Dickinson, Burlington Packaging, Copley Pharmaceutical, Electronite, General Motors, McCormick, Ortho, Purdue Farms, Sherwood Medical, and Smead Manufacturing. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from nine months to three years.

       The Company markets its products and services primarily through about 21 employee salesmen, as well as several commissioned brokers or agents.

       The Company believes that developing long-term relationships with customers is critical to success in the packaging industry.

PATENTS

       Niemand holds several patents which cover proprietary technology and packaging solutions, including a patent for the spiral-wound applicator used for products that treat yeast infections. Although the Company believes these patents to be economically valuable in the conduct of its business, the Company does not believe that expiration or invalidation of any of these patents would have a material adverse effect on the Company.

EMPLOYEES

       As of June 29, 1996, the Company employed approximately 758 full-time employees, of whom 155 are salaried and of whom 603 are hourly. The Graphics Communication Union, No. 19-M, represents the 109 hourly employees at Fort Wayne, Indiana and their union contract expires in November 1998. The Retail, Wholesale and Department Store Workers Union represents approximately 215 hourly employees at Niemand's Marion, Alabama plant, and their union contract expires in August 2000. None of the Hastings, Nebraska, Mount Gilead, North Carolina or Burlington, North Carolina employees are covered by union contracts or collective bargaining agreements.

       The Company considers its relationship with its employees and unions to be generally satisfactory. The Company is unable to forecast the outcome of negotiations between the Company and any union or the potential impact any dispute could have on the Company's financial position or results of operations.

REGULATION

       The Company's activities are subject to various environmental, health and worker safety laws. The Company has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. Compliance with environmental laws has not historically had a material effect on the Company's capital expenditures, earnings or competitive position. However, as part of the environmental investigation carried out in connection with proposed merger with Caraustar, the Company became aware of groundwater contamination at its GB Labels facility in Burlington, North Carolina.

       The groundwater testing, performed in May 1995, revealed the presence of tetrachlorethelene (commonly called "PCE") and related compounds in the groundwater at the site. Immediately upon receiving the written results of the tests, the Company notified the North Carolina Division of Environmental Management ("DEM"), a unit of the Department of Environment, Health and Natural Resources, of the contamination at the site.

       The Company then undertook sampling of water wells on neighboring properties to determine whether contaminants were present in those wells. Several wells were tested and contamination was revealed in three neighborhood wells. The Company notified the County Health Department which notified affected residents and instructed them not to use the well water. The Company provided bottled water to any affected residents and offered to interconnect, at its cost, any resident wishing to be connected to the municipal water supply. The Company performed sampling and other investigations on vacant land adjacent to the site and believes that this adjacent parcel also has contaminated groundwater.

       The Company met with a representative of the DEM at the Burlington site to review the situation and outline a timetable for site assessment and remediation. In August 1995, the Company filed a preliminary site assessment with the DEM. This document summarized all that was currently known about the site at that time, and outlined a plan for additional investigation and submission of a comprehensive site assessment, which would include a proposed remediation plan.

       In December 1995 the Company had its environmental consultants prepare an additional report summarizing the additional investigative work performed in the area since the submission of the August 1995 report. The consultants had planned to install additional groundwater monitoring wells in the area but were unable to obtain permission from local property owners. The report so advised the DEM, and the Company along with the consultants have indicated to the DEM their desire to meet with them to review the report. To date, the DEM has yet to request or schedule such a meeting and has not otherwise commented on the report.

       Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. Subsequent work in connection with the December 1995 report has not caused the Company to change this estimate of costs. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DEM and the actual costs incurred as part of evaluation and remediation. At June 29, 1996 the accrual for such remediation costs was $605,000 reflecting legal and environmental consulting expenses incurred in fiscal 1996.

       If the Company's expansion program results in significant growth in production with associated increases in discharges and emissions, additional capital expenditures could be required for the Company to comply with applicable environmental laws and regulations and to maintain, renew or obtain necessary environmental compliance permits.

ITEM 2.  PROPERTIES

       The Company owns offices and manufacturing facilities in Hastings, Nebraska; Fort Wayne, Indiana; Mount Gilead and Burlington, North Carolina; and Marion, Alabama. It leases warehouse facilities in Hastings, Nebraska; and Fort Wayne, Indiana. The Company's manufacturing facilities consist of more than 600,000 square feet. In addition, the Company leases approximately 2,700 square feel of office space in Westport, Connecticut. The Company owns and leases vehicles for use by sales and delivery personnel and also owns and leases various manufacturing, computer and other equipment used for product development, customer technical support services and administrative purposes. The Company's products are distributed to customers primarily utilizing commercial transportation and, to a limited extent, Company-owned trucks.

       The Company's facilities have been expanded through a capital expenditure program, which resulted in total expenditures of approximately $1.5 million, $2.4 million and $6.7 million in fiscal 1996, fiscal 1995 and fiscal 1994 respectively.

       The management of the Company believes that, after giving effect to its capital expansion program, the Company's current facilities are equipped to accommodate internal growth through fiscal 1997.

       The Company maintains business property and other insurance, covering its facilities and its operations, in amounts and covering such risks as are generally consistent with industry practice for companies of similar size.

ITEM 3.  LEGAL PROCEEDINGS

       From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended June 29, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

       The Company's common stock has been traded over-the-counter and quoted on the NASDAQ National Market System since the Company's initial public offering on March 5, 1992. The trading symbol for the Company's common stock is "PACK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock on the NASDAQ National Market System, as reported by NASDAQ.

                                    HIGH              LOW

       FISCAL 1995

         First Quarter               8                5 1/2
         Second Quarter              8 3/4            6
         Third Quarter               9                6
         Fourth Quarter              7                5 3/8

       FISCAL 1996

         First Quarter               6                3 3/8
         Second Quarter              4 1/2            3 1/2
         Third Quarter               5                3 3/4
         Fourth Quarter              5 3/4            3 1/2

       There were approximately 140 holders of record of the Company's common stock as of September 20, 1996. The Company believes that the number of beneficial owners of its common stock is greater than 1,500.

DIVIDEND POLICY

       The Company has never paid cash dividends on its common stock. Management currently intends to retain earnings to finance the growth and development of the Company's business and does not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the terms of the Company's debt instruments, the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. In addition, the Company's old credit facility, and, in certain circumstances, the new Harris Bank credit facility, restricts the ability of the Company to pay dividends. See "Management's Discussion and Analysis, Liquidity and Capital Resources."

ITEM 6.             SELECTED FINANCIAL DATA

       The following selected historical financial information has been derived from the Company's audited financial statements. This information should be read in connection with the Company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           YEARS ENDED

                                               JUNE 29          JULY 1         JULY 2        JUNE 30         JUNE 30
                                                 1996            1995          1994(1)       1993(2)         1992(3)
                                                 ----            ----           ----           ----            ----
INCOME STATEMENT DATA:

Net Sales                                     $74,384         $76,456        $75,574        $51,055         $25,498
Cost of Goods Sold                             58,328          64,045         58,769         39,712          20,651
Gross Profit                                   16,056          12,411         16,805         11,343           4,847
Operating Expenses                             11,481          14,061         10,143          6,520           3,186
Income (Loss) From Operations                   4,575          (1,650)         6,662          4,823           1,661
Other Expense, Net                              3,208           3,652          2,624            759             302

Income Taxes                                      666          (1,617)         1,235          1,898             729
Net Income (Loss)                                 701          (3,685)         2,803          2,166             630

Net Income (Loss) Per Share                      0.14          (0.73)           0.56           0.48            0.24

Weighted Average

Shares Outstanding                              5,042           5,040          5,037          4,474           2,676

BALANCE SHEET DATA:

Working Capital                                 6,455           5,940         10,669          7,339           6,073
Total Assets                                   74,045          79,036         86,934         79,358          30,175
Long-Term Debt                                 27,834          31,527         34,540         28,058              13
Stockholders' Equity                           31,006          30,305         33,968         31,086          24,427


     (1) Includes the assets and liabilities and results of operations of GB Labels since November 8, 1993.

     (2) Includes the assets and liabilities and results of operations of Standard and Niemand since the respective effective dates of the acquisition for financial reporting purposes. For Standard the effective date was January 31, 1993. For Niemand the effective date was April 25, 1993.

     (3) Includes the assets and liabilities and results of operations of RidgePak since March 1, 1992.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Gibraltar Packaging Group, Inc. manufactures high-quality custom-printed packaging products, including folding cartons, specialty laminated containers, pressure-sensitive labels, flexible packaging, tubular packaging and contract packaging and filling. The Company operates through its wholly-owned subsidiaries - RidgePak Corporation (dba "Flashfold Carton"), Standard Packaging & Printing, Niemand Industries and GB Labels, each of which was acquired during fiscal year 1992, 1993 or 1994, as well as the Great Plains Packaging division.

       As further detailed in Liquidity and Capital Resources, in September 1996 the Company refinanced its NationsBank credit agreement with Harris Trust and Savings Bank. This credit facility provides for a $25 million term loan and a $10 million revolving credit facility.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the percentage relationship that certain items in the Company's income statement bear to net sales. The following data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

                                                                      YEARS ENDED

                                     JUNE 29            JULY 1            JULY 2          JUNE 30           JUNE 30
                                      1996               1995             1994(1)         1993(2)           1992(3)
Income Statement Data:

   Net Sales                           100.0%            100.0%           100.0%            100.0%           100.0%
   Cost of Goods Sold                   78.4              83.8             77.8              77.8             81.0
   Gross Profit                         21.6              16.2             22.2              22.2             19.0
   Operating Expenses                   15.4              18.4             13.4              12.8             12.5
   Income (Loss)
     from Operations                     6.2              (2.2)             8.8               9.4              6.5
   Other Expense                         4.3               4.8              3.5               1.5              1.2
   Income Taxes                          1.0              (2.1)             1.6               3.7              2.9
   Net Income (Loss)                     1.0%             (4.8)%            3.7%              4.2%             2.4%



     (1) Includes the assets and liabilities and results of operations of GB Labels since November 8, 1993.

     (2) Includes the assets and liabilities and results of operations of Standard and Niemand since the respective effective dates of the acquisition for financial reporting purposes. For Standard the effective date of the acquisition was January 31, 1993. For Niemand the effective date was April 25, 1993.

     (3) Includes the assets and liabilities and results of operations of RidgePak since March 1, 1992.

FISCAL YEAR 1996 VS. 1995

       Although the Company experienced a 2.7% decline in sales to $74.4 million in 1996, this was more than offset by a $5.7 million decrease in cost of goods sold, or 8.9%, as well as reductions in operating and other expenses as discussed below. As a result net income (loss) improved $4.4 million to $0.7 million, compared with fiscal 1995 loss of $3.7 million. Additionally, the Company reduced its total debt in fiscal 1996 by $6.0 million.

       Fiscal year 1996 net sales of $74.4 million represented a decrease of $2.1 million, or 2.7% compared with fiscal year 1995. Sales of folding cartons increased $3.0 million, or 6.8%, as a result of increased sales to the pharmaceutical and the office supplies markets. Sales of pressure-sensitive labels decreased $1.1 million, or 22.8%, due primarily to reduced sales to the textile market. Laminated product sales decreased $1.1 million, or 23.1% reflecting lower sales of these products to the foods market. Tubular packaging and contract filling sales decreased $0.5 million and $0.3 million, or 3.9% and 15.6%, respectively, as sales of these product lines to the cosmetic and personal care industry declined in fiscal 1996. Flexible packaging sales decreased $2.0 million, or 25.8% as a result of decreased demand from textile customers.

       Cost of goods sold decreased $5.7 million in fiscal 1996 compared with the prior year. As a percentage of sales, cost of goods sold also improved to 78.4% from 83.8%. Significant improvements in this ratio occurred at Niemand and GB Labels in the current year. In the prior year, inventory adjustments totaling $1.6 million and $0.3 million were incurred at Niemand and GB Labels, respectively. No such adjustments were incurred in the current year. Niemand also benefited from a favorable shift in its product mix, lower overhead of $1.8 million primarily as a result of reduced personnel, and an increase in productivity due to the completed plant consolidation.

       Selling expenses decreased $0.3 million in the current year compared with the prior year due to a reduction in personnel.

       General and administrative expenses decreased $1.2 million, or 17.6% in fiscal year 1996. A reduction in corporate office overhead of $1.0 million accounted for substantially all of this decrease. Salary, rental, travel and professional expenses declined reflecting primarily the decentralization of the corporate office.

       In the fourth quarter of fiscal 1995, a charge of $0.8 million was recorded for the estimated cost of environmental remediation at GB Labels. The Company has estimated that the total costs to remediate this site will range from $0.8 million to $1.1 million over a seven to ten year period. No additional amounts were recorded in 1996.

       In fiscal 1996 a restructuring charge of $1.0 million was recorded as compared to 1.4 million in fiscal 1995. The fiscal 1996 amount includes severance for nine members of senior management of $0.9 million, and $0.1 million of costs for moving the corporate office from Charlotte, North Carolina, to Westport, Connecticut.

       Interest and amortization of deferred finance costs increased $0.2 million. This reflects higher interest rates on the Company's bank debt partially offset by the impact of reductions in outstanding long-term debt balances.

       In fiscal 1995 other (income) expense, net included $0.7 million of costs related to a terminated merger agreement. No such charges were incurred in the current year.

       The provision for income taxes as a percentage of pre-tax income was 48.7%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired.

       The Company's fiscal 1996 net income of $0.7 million represents an improvement of $4.4 million compared to fiscal 1995 as a result of the foregoing factors.

FISCAL YEAR 1995 VS. 1994

       Fiscal year 1995 net sales of $76.5 million represented an increase of $0.9 million, or 1.2% compared with fiscal year 1994. Sales of folding cartons decreased $0.5 million, or 1.5%. Laminated product sales increased $1.5 million, or 47.5%. At Niemand, sales decreased $0.2 million, or 1.1% as increased sales of tubular packaging were offset by a decrease in contract filling sales. Flexible packaging sales decreased $1.6 million, or 17%, due to lower sales to the textile markets. Sales of pressure-sensitive labels increased $1.8 million in fiscal 1995 compared with fiscal 1994 as the prior year only included sales for GB Labels since November 1993, its date of acquisition. On a pro forma basis, sales at GB Labels declined $1.3 million, or 25%, due to decreased sales to the textile and hosiery markets.

       Cost of goods sold increased $5.3 million or 9% compared to the fiscal year ended July 2, 1994. The major source of the $5.3 million increase in cost of sales is attributed to Niemand, where these costs increased $3.8 million over fiscal 1994 on volume that was essentially flat. Direct labor associated with the consolidation of Niemand's Statesville operation increased by approximately $0.7 million. Overhead at Niemand increased by $1.7 million, with the balance resulting from inventory adjustments of approximately $1.9 million relating to a physical inventory shortage and reserves for obsolescence at Niemand totaling approximately $1.6 million and a similar adjustment totaling approximately $0.3 million at GB Labels.

       Selling expenses and general and administrative expenses increased $0.4 million and $1.4 million, respectively, in fiscal 1995. The increase reflects higher professional fees and travel expenses and severance paid as a result of a reduction in the salaried work force at the corporate office, increased incentive pay expense at the Great Plains division, and a full year of these expenses for GB Labels in fiscal 1995 compared with 8 months in fiscal 1994, the year of its acquisition.

       The $0.8 million environmental remediation charge incurred in fiscal 1995 represents the estimated cost of environmental remediation at GB Labels. The Company has estimated that the total costs to remediate this site will range between $0.8 million and $1.1 million over a seven to ten year period.

       The $1.4 million restructuring charge incurred in fiscal 1995 represents additional costs related to the consolidation of Niemand's Statesville, North Carolina facility into the Marion, Alabama facility which included a $0.8 million loss on disposition of machinery and equipment, a $0.4 million write-down of the value of the Statesville plant to record the assets at their net realizable value, and a $0.2 million accrual for severance of personnel.

       Interest expense for fiscal 1995 increased by $0.5 million compared to the previous fiscal year, due to higher interest rates.

       Included in other (income) expense, net in fiscal 1995 are $0.7 million of costs associated with a terminated merger agreement.

       The benefit for income taxes as a percentage of pre-tax loss in fiscal 1995 was 30.5%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired. The Company has recorded the benefits of the net operating loss for federal tax purposes that was incurred in the current year and expires in 2010, as well as investment tax credit carry forwards which expire in 2005 and net operating loss carry forwards of an acquired subsidiary, expiring in 2006 - 2008, which are available to be utilized only against future taxable income of such subsidiary, since management believes that it is more likely than not that future taxable income will be sufficient, in the applicable jurisdictions, to offset such carry forwards.

       The Company's net loss of $3.7 million represents an unfavorable decline of $6.5 million compared to fiscal 1994, primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's liquidity improved significantly in September 1996 when the Company refinanced its credit facility. The refinancing is discussed below.

       At June 29, 1996, the Company had working capital of $6.5 million, as compared to $5.9 million at July 1, 1995. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $7.0 million, $2.8 million and $7.1 million in fiscal 1996, 1995 and 1994, respectively. The significant increase in 1996 was primarily due to the Company's net income of $0.7 million in 1996 compared with the net loss of $3.7 million in 1995 and a decrease of $1.3 million in inventory balances in the current year.

       During fiscal 1996, 1995 and 1994 capital expenditures by the Company totaled $1.5 million, $2.4 million and $6.7 million, respectively. In order to accommodate continued growth, Gibraltar makes capital improvements to improve efficiency and product quality. Gibraltar frequently upgrades its equipment by purchasing or leasing used equipment, thereby reducing capital expenditures.

       At March 31, 1996, the Company was not in compliance with certain covenants of its credit facility with NationsBank. The bank issued waivers of these covenants. The credit facility was also amended on March 31, 1996, to extend the expiration of the revolving credit facility to April 1, 1997, from January 2, 1997, and to renegotiate the repayment terms of the revolving credit facility. As a result of this amendment, the Company had an available line of credit of $18 million through May 31, 1996, $17.5 million through July 2, 1996 and $16 million up until the expiration date of the facility, April 1, 1997.

       In June 1996 the credit facility was again amended. As a result of this amendment, the maturity dates of all borrowings under the facility with NationsBank were accelerated to October 15, 1996. Several covenants related to the credit facility were eliminated, and the interest rate on the debt was increased effective June 30, 1996. The Company was in compliance with its remaining covenants at June 29, 1996.

       In September 1996 the Company refinanced its NationsBank credit agreement with Harris Trust and Savings Bank. This credit facility provides for a $25 million term loan and a $10 million revolving credit facility.

       The term loan is a seven-year loan requiring quarterly principal payments of $625,000 in the first year of the loan, with the first quarterly payment due December 31, 1996. The balance of the term loan is due in quarterly principal payments of $937,500. The revolving credit facility matures five years from the closing date. Both facilities bear interest at rates based on Harris Bank's prime rate or the London Interbank Offered Rate ("LIBOR").

       The proceeds of the new credit facility will be used to refinance the NationsBank credit facility, to pay the related transaction costs, and to fund the future working capital and capital expenditure needs of the Company.

       The credit facility is secured by substantially all of the assets of the Company. In addition to certain financial covenants, the credit facility includes customary covenants which restrict the Company's ability to (1) incur debt or create loans or encumbrances on its assets, (2) merge with or otherwise acquire another company, (3) sell assets other than in the ordinary course of business, and (4) make capital expenditures in excess of specified amounts. The credit facility also restricts the ability of the Company to pay dividends.

       Management believes that funds provided by operations and borrowings under its new credit facility with Harris Bank will be sufficient to meet requirements for working capital and capital expenditures in fiscal 1997. The Company may be required or choose to obtain additional capital through public or private debt, equity offerings or additional bank borrowing to fund future developments. There is no assurance that Gibraltar will be able to obtain such additional capital.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which will be effective during the Company's 1997 fiscal year. The impact of this standard is not expected to be significant.

FORWARD-LOOKING STATEMENTS

       Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company; (2) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (3) continued stability in raw material prices, including whether or not the relatively stable market for its raw materials that the Company has recently experienced will continue; and (4) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. Gibraltar undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors -Nominees for Director" and "Executive Compensation and Other Information Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1996, and is hereby incorporated by reference. If the definitive proxy statement for the 1996 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1996 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

ITEM 11. EXECUTIVE COMPENSATION

       The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1996 and is hereby incorporated by reference. If the definitive proxy statement for the 1996 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1996 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1996 and is hereby incorporated by reference. If the definitive proxy statement for the 1996 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1996 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1996 and is hereby incorporated by reference. If the definitive proxy statement for the 1996 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1996 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements


                                                                                        Page
         Independent Auditors' Report                                                    F-1

         Consolidated Balance Sheets,

              June 29, 1996 and July 1,1995                                              F-2

         Consolidated Statements of Income,

              Years Ended June 29, 1996, July 1, 1995 and July 2, 1994                   F-3

         Consolidated Statements of Stockholders' Equity,

              Years Ended June 29, 1996, July 1, 1995 and July 2, 1994                   F-4

         Consolidated Statements of Cash Flows,

              Years Ended June 29, 1996, July 1, 1995 and July 2, 1994                   F-5

         Notes to Consolidated Financial Statements                                  F-6 to F-16


       All schedules of the Registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

         (2) Exhibits

         EXHIBITS

     3.1 Certificate of Incorporation, as amended, of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit
                    3.1 to Gibraltar's Registration Statement on Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

     3.2 By-Laws of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 3.2 to Gibraltar's Registration Statement on Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

     4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gibraltar's Registration Statement on Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

     10.1 Agreement and Plan of Reorganization, dated as of January 7, 1992, among Gibraltar Packaging Group, Inc., RidgePak Acquisition Corporation, RidgePak Corporation, and the Shareholders of RidgePak Corporation (incorporated by reference to Exhibit 10.1 to Gibraltar's Registration Statement on Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

     10.2 Registration Rights Agreement, dated March 4, 1992, by and among Gibraltar Packaging Group, Inc. and certain stockholders of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 4.2 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1992 (File No. 00-19800)).

     10.3 Employment Agreement, dated February 10, 1992, between Gibraltar Packaging Group, Inc. and Deke C. Abbott, Jr. (incorporated by reference to Exhibit 10.6 to Gibraltar's Registration Statement on Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

     10.4 Employment Agreement, dated January 8, 1990, as amended, between RidgePak Corporation and Clyde Potts (incorporated by reference to Exhibit 10.8 to Gibraltar's Registration Statement on Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

     10.5 Gibraltar Packaging Group, Inc. 1992 Incentive Stock Option Plan, dated March 5, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.5 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

     10.6 Gibraltar Packaging Group, Inc. Director Stock Option Plan dated July 13, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.6 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

     10.7 Employment Agreement, dated December 1, 1992, between Gibraltar Packaging Group, Inc. and Richard Hinrichs (incorporated by reference to Exhibit 28.1 to Gibraltar's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1992 (File No. 00-19800)).

     10.8 Stock Purchase Agreement, dated January 28, 1993, by and among Gibraltar Packaging Group, Inc., Standard Packaging and Printing Corp. and each of the shareholders of Standard Packaging and Printing Corp. (incorporated by reference to Exhibit 2.1 to Gibraltar's Current Report on Form 8-K dated January 28, 1993 (File No. 00-19800)).

     10.9 Registration Rights Agreement, dated as of January 28, 1993, between Gibraltar Packaging Group, Inc. and Brady W. Dickson and Joan H. Dickson (incorporated by reference to Exhibit
                    28.1 to Gibraltar's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 00-19800)).

     10.10 Employment Agreement, dated January 28, 1993, between Gibraltar Packaging Group, Inc. and Brady W. Dickson (incorporated by reference to Exhibit 28.2 to Gibraltar's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 00-19800)).

     10.11 Agreement and Plan of Reorganization, dated April 28, 1993, by and among Gibraltar Packaging Group, Inc., Niemand Acquisition Corporation, Niemand Holdings, Inc., Niemand Industries, Inc., and each of the stockholders of Niemand Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

     10.12 Registration Rights Agreement, dated April 28, 1993, by and among Gibraltar Packaging Group, Inc. and the former stockholders of Niemand Holdings, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 28.1 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No.00-19800)).

     10.13 Employment Agreement dated April 28, 1993, by and among Gibraltar Packaging Group, Inc., Niemand Industries, Inc. and Donald R. Geerdes (incorporated by reference to Exhibit
                    28.3 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

     10.14 Amended, Restated and Substituted Credit Agreement, dated April 28, 1993, and amended on November 8, 1993, March 21, 1994, April 15, 1994, May 11, 1994 and December 30, 1994, by
                    and among Gibraltar Packaging Group, Inc. and NationsBank of North Carolina, N.A. ("NationsBank").

     10.15 Promissory Note, dated April 28, 1993, from Gibraltar Packaging Group, Inc. to NationsBank (Niemand Term Note) (incorporated by reference to Exhibit 28.5 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

     10.16 Amended, Restated and Substituted Promissory Note, dated April 28, 1993 from Gibraltar Packaging Group, Inc. to NationsBank (Standard Term Note) (incorporated by reference to Exhibit 28.6 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

     10.17 Amended, Restated and Substituted Promissory Note, dated December 30 1994, from Gibraltar Packaging Group, Inc. to NationsBank (Revolving Note).

     10.18 Amended and Restated Guaranty Agreement, dated April 28, 1993, by and between RidgePak Corporation and NationsBank (incorporated by reference to Exhibit 10.19 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.19 Amended and Restated Guaranty Agreement, dated April 28, 1993, by and between Standard Packaging and Printing Corp. and NationsBank (incorporated by reference to Exhibit 10.20 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.20 Guaranty Agreement, dated April 28, 1993, by and between Niemand Holdings, Inc. and NationsBank (incorporated by reference to Exhibit 10.21 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.21 Guaranty Agreement, dated April 28, 1993, by and between Niemand Industries, Inc. and NationsBank (incorporated by reference to Exhibit 10.22 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.22 Security Agreement, dated April 28, 1993, by and between Gibraltar Packaging Group, Inc. and NationsBank (incorporated by reference to Exhibit 10.23 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.23 Security Agreement, dated April 28, 1993, by and between RidgePak Corporation and NationsBank (incorporated by reference to Exhibit 10.24 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.24 Security Agreement, dated April 28, 1993, by and between Standard Packaging and Printing Corp. and NationsBank (incorporated by reference to Exhibit 10.25 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.25 Security Agreement, dated April 28, 1993, by and between Niemand Holdings, Inc. and NationsBank (incorporated by reference to Exhibit 10.26 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.26 Security Agreement, dated April 28, 1993, by and between Niemand Industries, Inc. and NationsBank (incorporated by reference to Exhibit 10.27 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.27 Deed of Trust dated April 28, 1993, by and among Gibraltar Packaging Group, Inc., NationsBank as Trustee and NationsBank (incorporated by reference to Exhibit 10.28 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.28 Real Estate Mortgage, dated April 28, 1993, by and between RidgePak Corporation and NationsBank (incorporated by reference to Exhibit 10.29 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.29 Open-End Mortgage Deed and Security Agreement, dated April 28, 1993, by and between RidgePak Corporation and NationsBank (incorporated by reference to Exhibit 10.30 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.30 Deed of Trust and Security Agreement, dated April 28, 1993, by and among Standard Packaging and Printing Corp., Christopher C. Kupec, Trustee, and NationsBank (incorporated by reference to Exhibit 10.31 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.31 Corporation Mortgage and Security Agreement, dated April 28, 1993, by and between Niemand Industries, Inc. and NationsBank (incorporated by reference to Exhibit 10.32 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.32 Deed of Trust and Security Agreement, dated April 28, 1993, by and among Niemand Industries, Inc., Christopher C. Kupec, Trustee, and NationsBank (incorporated by reference to Exhibit 10.33 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.33 Letter Agreement, dated June 2, 1993, between Gibraltar Packaging Group, Inc. and Jay F. Kilkenny (incorporated by reference to Exhibit 10.34 to Gibraltar's Annual Report on Form 10-K for the year ended June 30, 1993 (File No. 00-19800)).

     10.34 Stock Sale Agreement, dated November 8, 1993, between Gibraltar Packaging Group, Inc. and Golden Belt Manufacturing Company (incorporated by reference to Exhibit
                    10.35 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

     10.35 Employment Agreement, dated March 1, 1994 and amended as of July 27, 1994, between Jay F. Kilkenny and Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit
                    10.36 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

     10.36 1994 Long-Term Incentive Plan, dated August 16, 1994 (incorporated by reference to Exhibit 10.37 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

     10.37 Agreement and Plan of Merger, dated as of March 17, 1995, as extended by letter agreement dated June 15, 1995 and as terminated by letter agreement dated August 3, 1995, among Caraustar Industries, Inc., GibPac Acquisition Company and Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 10.37 to Gibraltar's Annual Report on Form 10-K for the year ended July 1, 1995 (File No. 00-19800)).

      10.38 Letter Agreement, dated September 28, 1995, RE: Waiver of Events of Default, from NationsBank, N.A. (Carolinas) to Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 10.38 to Gibraltar's Annual Report on Form 10-K for the year ended July 1, 1995 (File No. 00-19800)).

     *10.39         Gibraltar Packaging Group, Inc. 1996 Non-Qualified Stock
                    Option Plan.

     *10.40 Credit Agreement, dated September 25, 1996, among Gibraltar Packaging Group, Inc., various financial institutions and Harris Trust and Savings Bank, Individually and as Agent.

     *10.41 Revolving Note, dated September 25, 1996, in favor of Harris Trust and Savings Bank, executed by Gibraltar Packaging Group, Inc. In the principal amount of $10,000,000.

     *10.42 Term Note, dated September 25, 1996, in favor of Harris Trust and Savings Bank, executed by Gibraltar Packaging Group, Inc. In the principal amount of $25,000,000.

     *10.43 Guaranty, dated September 25, 1996, in favor of Harris Trust and Savings Bank, executed by RidgePak Corporation, Standard Packaging and Printing Co., Niemand Holdings, Inc., Niemand Industries, Inc. and GB Labels, Inc.

     *10.44 Security Agreement, dated September 25, 1996, among Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp., Niemand Holdings, Inc., Niemand Industries, Inc., GB Labels, Inc. And Harris Trust and Savings Bank.

     *10.45 Pledge Agreement executed by Gibraltar Packaging Group, Inc., dated September 25, 1996, in favor of Harris Trust and Savings Bank.

     *10.46 Pledge Agreement executed by Niemand Holdings, Inc., dated September 25, 1996, in favor of Harris Trust and Savings Bank.

     *10.47 Patent Security Agreement, dated as of September 25, 1996, in favor of Harris Trust and Savings Bank, executed by Niemand Industries, Inc.

     *10.48 Letter Agreement, dated September 21, 1996 between Gibraltar Packaging Group, Inc. and Jon P. Crane regarding employment.

     *10.49 Letter Agreement, dated January 29, 1996 between Gibraltar Packaging Group, Inc. and James A. Stajkowski regarding employment.

      21.1          Subsidiaries of Gibraltar Packaging Group, Inc.
                    (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the year ended July 1, 1995 (File No. 00-19800)).

     *23.1          Consent of Deloitte & Touche LLP.

-----------------

* Filed herewith.

         (b)    Reports on Form 8-K.
                NONE.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GIBRALTAR PACKAGING GROUP, INC.

         By:               /s/ John W. Lloyd
                           ------------------------
                           John W. Lloyd
                           Chief Financial Officer

         Date:      September 30, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter E. Rose                           /s/ John W. Lloyd
-----------------------------                -------------------------------
Walter E. Rose                               John W. Lloyd
Chief Executive Officer and                  Chief Financial Officer
President                                    (Principal Financial and
(Principal Executive Officer)                Accounting Officer)
September 30, 1996                           September 30, 1996



/s/ David G. Chandler                        /s/ Robert G. Shaw
-----------------------------                -------------------------------
David G. Chandler                            Robert G. Shaw
Chairman of the Board                        Director
September 30, 1996                           September 30, 1996

/s/ Edgar D. Jannotta, Jr.                   /s/ John D. Strautnieks
-----------------------------                -------------------------------
Edgar D. Jannotta, Jr.                       John D. Strautnieks
Director                                     Director
September 30, 1996                           September 30, 1996

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GIBRALTAR PACKAGING GROUP, INC.

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF GIBRALTAR PACKAGING GROUP, INC. AND ITS SUBSIDIARIES (THE COMPANY) AS OF JUNE 29, 1996 AND JULY 1, 1995, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME(LOSS), STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 29, 1996. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THESE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, SUCH CONSOLIDATED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF GIBRALTAR PACKAGING GROUP, INC. AND ITS SUBSIDIARIES AT JUNE 29, 1996 AND JULY 1, 1995, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 29, 1996 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

CHARLOTTE, NORTH CAROLINA
AUGUST 5, 1996 (SEPTEMBER 25, 1996 WITH RESPECT TO NOTE 4)

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                          JUNE 29            JULY 1
                                                                                            1996               1995
ASSETS

CURRENT ASSETS:

     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $231 AND              $6,860            $7,684
         $211, RESPECTIVELY (NOTES 1, 4 AND 9)

     Inventories  (NOTES 1, 2 AND 4)                                                        9,172            10,487
     Refundable income taxes  (NOTE 5)                                                                          274
     Deferred income taxes  (NOTE 5)                                                          713               717
     Prepaid and other assets                                                                 809               403
                                                                                         --------           -------
     Total current assets                                                                  17,554            19,565
PROPERTY AND EQUIPMENT - Net  (NOTES 1, 3 AND 4)                                           35,167            36,941
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
     (NET OF ACCUMULATED AMORTIZATION OF $2,197 AND
     $1,615, RESPECTIVELY) (NOTE 1)                                                        21,109            21,691
OTHER ASSETS  (NET OF ACCUMULATED AMORTIZATION OF $84 AND
     $212, RESPECTIVELY)                                                                      215               839
                                                                                          -------         ---------
TOTAL                                                                                     $74,045           $79,036
                                                                                          =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Checks not yet presented                                                              $1,042              $744
     Current portion of long-term debt  (NOTE 4)                                            2,115             4,389
     Accounts payable                                                                       5,261             6,067
     Accrued expenses and other liabilities                                                 2,362             2,425
     Income taxes payable                                                                     319
                                                                                         --------          --------
     Total current liabilities                                                             11,099            13,625
LONG-TERM DEBT - Net of current portion  (NOTE 4)                                          27,834            31,527
DEFERRED INCOME TAXES  (NOTE 5)                                                             3,278             2,829
OTHER LONG-TERM LIABILITIES  (NOTE 11)                                                        828               750
COMMITMENTS AND CONTINGENCIES  (NOTES 11 AND 12)
                                                                                           ------            ------
TOTAL LIABILITIES                                                                          43,039            48,731
                                                                                           ------            ------
STOCKHOLDERS' EQUITY  (NOTES 1 AND 7):
     Preferred stock, $.01 par value; 1,000,000
         shares authorized; none issued

     Common stock, $.01 par value; 10,000,000 shares

         authorized; 5,041,544 issued and outstanding                                          50                50
     Additional paid-in capital                                                            28,162            28,162
     Retained earnings                                                                      2,794             2,093
                                                                                            -----             -----
         Total stockholders' equity                                                        31,006            30,305
                                                                                           ------            ------

TOTAL                                                                                     $74,045           $79,036
                                                                                          =======           =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            1996             1995              1994

NET SALES  (NOTE 13)                                                     $74,384          $76,456           $75,574

COST OF GOODS SOLD                                                        58,328           64,045            58,769
                                                                          ------           ------            ------

GROSS PROFIT                                                              16,056           12,411            16,805

OPERATING EXPENSES:

         Selling expenses                                                  4,128            4,382             3,978
         General and administrative expenses  (NOTE 10)                    5,733            6,956             5,591
         Environmental remediation costs  (NOTE 11)                                           750
         Amortization of excess of purchase price
                over net assets acquired  (NOTE 1)                           582              587               574
         Severance, office moving and restructuring
                charges  (NOTE 10)                                         1,038            1,386
                                                                         -------          -------            ------

                    Total operating expenses                              11,481           14,061            10,143
                                                                          ------           ------            ------

INCOME (LOSS) FROM OPERATIONS                                              4,575           (1,650)            6,662

OTHER EXPENSE (INCOME)

         Interest and amortization of deferred finance costs               3,218            2,970             2,435
         Interest income                                                      (5)              (5)              (13)
         Other (income) expense, net                                          (5)             687               202
                                                                         --------          ------            ------

         Other expense, net                                                3,208            3,652             2,624
                                                                           -----            -----             -----

INCOME (LOSS) BEFORE INCOME TAXES                                          1,367           (5,302)            4,038

PROVISION (BENEFIT) FOR INCOME TAXES   (NOTE 5)                              666           (1,617)            1,235
                                                                           -----           -------            -----

NET INCOME (LOSS)                                                           $701          ($3,685)           $2,803
                                                                            ====          ========           ======

INCOME (LOSS) PER SHARE                                                    $0.14           ($0.73)            $0.56
                                                                           =====           =======            =====

WEIGHTED AVERAGE SHARES OUTSTANDING                                        5,042            5,040             5,037
                                                                           =====            =====             =====


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                         COMMON STOCK          ADDITIONAL
                                                      NUMBER OF                  PAID-IN     RETAINED
                                                       SHARES         AMOUNT     CAPITAL     EARNINGS         TOTAL

BALANCE, June 30, 1993                               5,027,382          $50      $28,061       $2,975       $31,086

Issuance of common stock in connection with

the exercise of incentive stock options                 10,831                        79                         79

Net income                                                                                      2,803         2,803
                                              ----------------     ----------------------     -------       -------

BALANCE, July 2, 1994                                5,038,213           50       28,140        5,778        33,968

Issuance of common stock in connection with

the exercise of incentive stock options                  3,331                        22                         22

Net loss                                                                                       (3,685)       (3,685)
                                               ---------------     ----------------------      ------        ------

BALANCE, July 1, 1995                                5,041,544           50       28,162        2,093        30,305

Net income                                                                                        701           701
                                              ----------------     ----------------------    --------    ----------

BALANCE, June 29, 1996                               5,041,544         $ 50      $28,162       $2,794       $31,006
                                                     =========        =====      =======       ======       =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994
                                 (IN THOUSANDS)


                                                                            1996             1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                      $701          $(3,685)          $ 2,803
     Adjustments to reconcile net income to net
     cash provided by operating activities:

         Depreciation and amortization                                     3,892            3,745             3,356
         Loss (gain) on sale of fixed assets                                  31              293                (2)
         Deferred income taxes                                               551           (1,848)            2,579
         Non-cash portion of restructuring charge                                           1,125
         Changes in operating assets and liabilities, net of effects of acquisitions:

              Accounts receivable - net                                      824            1,428               940
              Inventories                                                  1,315              229               989
              Income taxes                                                   495            2,070
              Prepaid expenses and other assets                               23             (112)             (328)
              Accounts payable                                              (806)           1,123             1,199
              Accrued expenses and other liabilities                          15           (1,586)           (4,476)
                                                                         -------           ------            -------
     Net cash provided by operating activities                             7,041            2,782             7,060
                                                                           -----            -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                            108            1,171               665
     Purchases of property and equipment                                  (1,480)          (2,381)           (6,673)
     Acquisition of businesses, net of cash acquired                                                         (6,448)
                                                                     -----------      -----------          --------
     Net cash used in investing activities                                (1,372)          (1,210)          (12,456)
                                                                          ------           ------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (payments) borrowings under revolving credit agreement           (2,196)           1,073            10,322
     Borrowings under long-term debt agreements                                                                 350
     Principal payments under long-term debt agreements                   (3,765)          (3,767)           (4,178)
     Payments under finance lease agreement                                                   (10)              (69)
     Net (payments) borrowings under capital leases                           (6)             307
     Net proceeds from issuance of common stock                                                22                79
                                                                     -----------         --------          --------

     Net cash (used in) provided by financing activities                  (5,967)          (2,375)            6,504
                                                                          ------           ------             -----
     NET (DECREASE) INCREASE IN (CHECKS NOT YET
     PRESENTED) CASH                                                        (298)            (803)            1,108

     (CHECKS NOT YET PRESENTED) CASH AT

     BEGINNING OF YEAR                                                      (744)              59            (1,049)
                                                                       ----------         -------            ------

     (CHECKS NOT YET PRESENTED) CASH AT

     END OF YEAR                                                         $(1,042)           $(744)              $59
                                                                         =======            =====          ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Gibraltar Packaging Group, Inc. (the Company) and its wholly owned subsidiaries - RidgePak Corporation, Standard Packaging & Printing, Niemand Industries and GB Labels. All significant intercompany accounts and transactions have been eliminated.

DESCRIPTION OF BUSINESS - The Company manufactures high quality specialty packaging products in facilities located in Nebraska, Indiana, Alabama and North Carolina, and markets these products to customers throughout the United States and Canada. The Company's products include folding cartons, specialty laminated containers, pressure-sensitive labels, flexible packaging, tubular packaging and contract packaging and filling for a wide range of businesses.

FISCAL YEAR - The Company ends its fiscal year on the Saturday closest to June
30.

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable consists of the following (in thousands):

                                                        YEARS ENDED
                                            JUNE 29     JULY 1      JULY 2

                                               1996       1995        1994

  Allowance, Beginning of Year                 $211       $107        $301

  Provision for Uncollectible Accounts          171        305          18

  Write-off of Uncollectible Accounts          (151)      (201)       (174)

  Effect of Acquisitions and Other             -          -            (38)
                                           --------    -------      ------

  Allowance, End of Year                       $231      $ 211        $107
                                               ====      =====        ====

INVENTORIES - Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis.

PROPERTY - Property and equipment are valued at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

       Buildings                               30 years
       Machinery and equipment               2-20 years
       Automobiles and trucks                 3-8 years
       Furniture and fixtures                3-10 years

INCOME TAXES- Income taxes are accounted for pursuant to SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred income tax assets and liabilities represent the future income tax effect of temporary differences between book and tax bases of assets and liabilities assuming they will be realized and settled in amounts reported in the financial statements.

REVENUE RECOGNITION - Sales and related cost of sales are recognized primarily upon shipment of products.

EARNINGS PER SHARE - Earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

CASH FLOW REPORTING - For purposes of statement of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents.



                                                                        YEARS ENDED
                                                                         JUNE 29           JULY 1            JULY 2
                                                                            1996             1995              1994
     Cash paid during the period for (in thousands):

         Interest on

         borrowings                                                       $2,902           $2,857            $2,515
                                                                          ======           ======            ======

     Income taxes                                                       $     59         $     71           $   941
                                                                        ========         ========           =======

     Schedule of non-cash investing and financing activities(in thousands):

     Capital lease obligation:                                              $301             $307
     Acquisitions of businesses:
         Cash acquired                                                                                         $101
         Fair value of assets acquired (less cash)                                                           $2,623
         Fair value of liabilities assumed                                                                  $(2,783)
         Excess of purchase price over net assets acquired                                                   $2,262

RECLASSIFICATIONS - Certain 1995 and 1994 amounts have been reclassified to conform with the classifications used in the 1996 financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include allowance for doubtful accounts receivable and the liabilities for certain long-term benefit plans such as described in Note 6. Actual results could differ from those estimates.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which will be effective during the Company's fiscal year ending June 28, 1997. The impact of this new standard on Fiscal 1997 earnings is not expected to be significant.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED - The excess of purchase price over net assets acquired is being amortized over a forty-year period on a straight-line basis. The Company regularly evaluates the recoverability of goodwill using estimates of undiscounted future cash flows and operating earnings of the businesses acquired.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash, accounts receivable, and current and long-term debt. Management estimates that the carrying value of such instruments approximates fair value.

2.  INVENTORIES

Inventories consisted of the following (in thousands):



                                               JUNE 29                JULY 1
                                                  1996                  1995
      Finished goods                            $4,727                $5,879
      Work in progress                           1,395                 1,273
      Raw materials                              2,739                 3,063
      Manufacturing supplies                       311                   272
                                             ---------             ---------
      Total inventories                        $ 9,172               $10,487
                                               =======               =======

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

                                                JUNE 29                JULY 1
                                                   1996                  1995

       Land                                   $     676             $     676
       Buildings                                 11,292                11,252
       Machinery, equipment
           and vehicles                          32,445                31,396
       Furniture and fixtures                     1,584                 1,456
       Construction-in-progress                     682                   677
                                              ---------            ----------
       Total property and equipment              46,679                45,457
       Less accumulated depreciation             11,512                 8,516
                                               --------              --------
       Property and equipment - net             $35,167               $36,941
                                                =======               =======

4.  FINANCING AGREEMENTS

Long-term debt consisted of (in thousands):


                                                                                   JUNE 29              JULY 1
                                                                                      1996                1995
Revolving credit facility, proceeds used for working capital needs and capital expenditures, interest is payable monthly based on fluctuating rates tied to the prime rate, matures October 15, 1996. The rate was 10.25% and 9.5%
     as of June 29, 1996 and July 1, 1995, respectively.                           $15,329             $17,525

Bank term loan, proceeds used for the acquisition of Standard, due October 15,
     1996. Interest is payable quarterly based on fluctuating rates tied to the prime rate. The rate was 10.25% and 7.5% as of June 29, 1996 and July 1,
     1995, respectively.                                                             6,500               8,357

Bank term loan, proceeds used for the acquisition of Niemand, due October 15,
     1996. Interest is payable quarterly based on fluctuating rates tied to the prime rate. The rate was 10.25%  and 7.0% as of June 29, 1996 and July 1,
     1995, respectively.                                                             6,964               8,821

Note payable, for capital expansion of Marion, Alabama facility, due in monthly principal and interest installments of $8 through June, 2008. Note bears
     interest at 5% per annum.                                                         855                 906

Other                                                                                  301                 307
                                                                                 ---------           ---------
Total                                                                               29,949              35,916
Less current portion                                                                (2,115)             (4,389)
                                                                                  --------            --------
Long-term debt                                                                     $27,834             $31,527
                                                                                    ======              ======


The Company's bank credit agreement with NationsBank, N.A. provided for a revolving credit facility of $17,500,000 with sublimits of $9,500,000 for working capital requirements and $8,000,000 for capital expenditures.

As of March 31, 1996, the Company was not in compliance with certain covenants of its credit facility. The bank waived such violations and extended the maturity of the agreement to April 1, 1997. Subsequently, in June, 1996, the Company and the bank agreed to accelerate the maturity of the agreement to October 15, 1996, and to eliminate several covenants as of June 29, 1996. The Company was in compliance with its remaining covenants at June 29, 1996.

Borrowings under the revolving credit facility bore interest at a rate tied to the bank's prime rate. The bank's prime rate was 8.25% at June 29, 1996, while the rate paid by the Company at June 29, 1996 was 10.25%.

In addition to the revolving bank credit facility, the bank credit agreement with NationsBank, N.A. provided the Company with a $12,535,714 term loan and a $13,000,000 term loan. The term loans bore interest at a rate tied to the bank's prime rate. The bank's prime rate was 8.25% at June 29, 1996, while the rate paid by the Company at June 29, 1996 was 10.25%.

All of the Company's accounts receivable, inventory and property, plant and equipment were pledged as collateral under the bank credit agreement.

In September, 1996, the Company refinanced its NationsBank credit agreement with Harris Trust and Savings Bank. The new credit facility provides for a $25 million term loan and a $10 million revolving credit facility.

The term loan is a seven year loan requiring quarterly principal payments of $625,000 in the first year of the loan, with the first quarterly payment due December 31, 1996. The balance of the term loan is due in quarterly principal payments of $937,500. The revolving credit facility matures five years from the closing date. Both facilities bear interest at rates based on Harris Bank's prime rate or the London Interbank Offered Rate ("LIBOR").

The proceeds of the new credit facility will be used to refinance the NationsBank credit facility, to pay the related transaction costs and to fund the future working capital and capital expenditure needs of the Company.

The new credit facility is secured by substantially all of the assets of the Company.

Anticipated maturities of long-term debt subsequent to June 29, 1996, pursuant to the new credit facility, are as follows (in thousands):

                                              AMOUNTS

                  1997                         $2,115
                  1998                          3,595
                  1999                          3,798
                  2000                          3,798
                  2001                          3,798
                  Thereafter                   12,845
                                               ------
                  Total                       $29,949
                                              =======


5.       INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

                                 JUNE 29         JULY 1          JULY 2
                                    1996           1995            1994

Currently Payable:

     Federal                         $30           $193         $(1,441)
     State                            85             38              97
Deferred                             551         (1,848)          2,579
                                   -----       --------         -------
Total                               $666        $(1,617)         $1,235
                                    ====        =======          ======

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate to income (loss) before income taxes:

                                     JUNE 29          JULY 1         JULY 2
                                        1996            1995           1994

Statutory rate                        34.0%         (34.0%)          34.0%
State income tax
     effect                            5.9%          (1.8%)           2.5%
Reduction of
     valuation allowance              (8.7)%                        (11.6%)
Amortization of excess
     of purchase price over

     net assets acquired              14.5%           3.8%            4.8%
Other                                  3.0%           1.5%            0.9%
                                     ------       --------          ------
Total                                 48.7%         (30.5%)          30.6%
                                      =====          =====           =====

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. The tax effects of such cumulative temporary differences were as follows (in thousands):

                                                    JUNE 29            JULY 1
                                                       1996              1995
Deferred income tax assets:

     Non-deductible accrued liabilities                $639              $616
     Net operating loss carryforwards of
       a subsidiary company                             699               699
     State net operating loss carryforwards             579               451
     State tax credits carryforward                     615               667
     Federal net operating loss carryforward          1,520             1,734
     AMT credit carryforward                            259               193
     Differences in the basis of inventory
       for tax purposes                                 241               262
     Other                                              305               619
                                                    -------           -------
Total                                                 4,857             5,241
Deferred tax asset valuation allowance                 (137)             (256)
                                                    -------            ------
Net                                                   4,720             4,985
                                                     ------            ------
Deferred tax liabilities:
     Difference in basis of property
       and equipment                                 (7,130)           (6,643)
     Unamortized balance of
       tax LIFO reserve                                 (39)              (86)
     Other                                             (116)             (368)
                                                  ---------         ---------
Total                                                (7,285)           (7,097)
                                                   --------          --------
Net deferred income tax liability                   $(2,565)          $(2,112)
                                                    =======           =======

At June 29, 1996, the Company had the following tax net operating losses for federal income tax purposes (in thousands):

                           EXPIRATION
                             2006           $447
                             2007            664
                             2008            889
                             2009           -
                             2010          4,511
                                          ------
                            Total         $6,511
                                          ======

Approximately $2.1 million of such losses relate to a subsidiary company, which are available to be utilized only against future taxable income of such subsidiary.

At June 29, 1996, the Company had a state investment tax credit carryforward of $615,000 which expires if unutilized in the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

6.       EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan for substantially all of the RidgePak Corporation hourly employees with benefits based on the employee's years of credited service. The Company's funding policy is to contribute annually the minimum amount required under ERISA. Plan assets are held by an independent trustee and consist of U.S. Government securities, time deposits, common stocks, corporate bonds and collective investment funds.

Net periodic pension cost of the Company's defined benefit plan included the following components (in thousands):

                                        JUNE 29       JULY 1       JULY 2

                                           1996         1995         1994
Service cost-benefits
  earned during the period                  $36          $28          $31
Interest cost on projected
  benefit obligation                         27           24           26
Return on plan assets                       (53)         (29)         (18)
Net amortization and deferral                33           10          (14)
                                         ------       ------        -----
Net periodic pension cost                 $  43        $  33        $  25
                                          =====        =====        =====

The following table sets forth the plan's funded status and the amount recognized in the Company's balance sheet (in thousands):

                                                   1996       1995        1994
Actuarial present value of benefit obligations:

  Vested benefit obligation                        $319       $307        $274
  Nonvested benefit obligation                       78         65          48
                                                -------     ------      ------
Accumulated benefit obligation                   $  397       $372        $322
                                                 ======       ====        ====

Projected benefit obligation for
  service rendered to date                         (397)      (372)       (322)
Plan assets at fair value                           421        357         323
                                                   ----      -----        ----
Plan assets in excess of (less than)
   projected benefit obligation                      24        (15)          1
Unrecognized loss                                   113        154         135
                                                   ----      -----        ----
Prepaid pension cost                               $137       $139        $136
                                                   ====       ====        ====

The weighted average discount rate was 7.75% (changed from 7.5% effective June 30, 1996). The assumed rate of return was 8% for fiscal years 1996 and 1995.

The Company sponsors a defined contribution 401(k) plan (the Gibraltar Plan). Employees are eligible to participate in the Gibraltar Plan upon completion of six months of credited service. Participants fully vest in Company contributions after five years with partial vesting after one year. An employee may contribute up to 15% of his or her earnings on a pre-tax basis subject to IRS limitations. The Company matches 25% of an employee's contribution up to a maximum of 4% of eligible compensation. The Company also makes a quarterly profit sharing contribution which is based on the earnings per share of Gibraltar stock for the quarter. The profit sharing portion of each participant's account is invested in Gibraltar stock.

The Company's contributions to the Gibraltar Plan for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 approximated $76,000, $119,000 and $93,000, respectively.

7.  STOCK OPTION PLANS

Effective January 30, 1992, Gibraltar adopted the Gibraltar Packaging Group, Inc. 1992 Incentive Stock Option Plan (the Plan). Under the Plan, Gibraltar may grant to key employees options to purchase in the aggregate up to 300,000 shares of Gibraltar's common stock with exercise prices equal to or greater than the market value at the date of grant. Options granted under the Plan are exercisable no earlier than six months and no later than ten years from the grant date.

As of June 29, 1996, the following options were outstanding under the plan:

GRANT DATE                  NUMBER OF SHARES              EXERCISE PRICE
July 13, 1992                    35,334                       $6.00
January 28, 1993                  9,000                       $6.50
April 28, 1993                   10,000                       $6.75
July 1, 1993                     29,000                       $8.00
July 1, 1994                     34,000                       $9.00
                               --------
Total                           117,334
                               ========

During fiscal year 1996, no shares were exercised and 89,000 shares were canceled. As of June 29, 1996, 85,002 shares were exercisable.

Effective July 13, 1992, Gibraltar adopted the Gibraltar Packaging Group, Inc. Director Stock Option Plan (Directors Plan), subject to approval by the stockholders. Under the Directors Plan, each independent director may receive a grant of an option to purchase 3,000 shares of Gibraltar's common stock at an exercise price equal to the fair market value at the date such person is elected to the board. Options granted under the Directors Plan are exercisable no earlier than six months and no later than ten years from the grant date. As of June 29, 1996, the following options were outstanding under the plan:

GRANT DATE                    NUMBER OF SHARES              EXERCISE PRICE
July 13, 1992                       6,000                       $6.00
July 1, 1993                        6,000                       $8.00
July 1, 1994                       10,000                       $9.00
                                 --------
Total                              22,000
                                 ========

During fiscal year 1996, no shares were exercised or canceled. As of June 29, 1996; 13,334 shares were exercisable.

8.  COMMITMENTS

The Company leases office space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the years ended June 29, 1996, July 1, 1995, and July 2, 1994 under such lease agreements was approximately $933,000, $912,000 and $986,000, respectively. In addition, rental income related to sub-leases on office space for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 approximated $139,000, $92,000 and $0, respectively. Due to the relocation of the Corporate office (Note 10), all sub-leases were terminated during fiscal year 1996. As of June 29, 1996, approximate minimum future lease commitments were as follows (in thousands):

                        AMOUNT

                           1997                       $714
                           1998                        433
                           1999                        308
                           2000                        146
                           2001                         94
                     Thereafter                        393
                                                    ------
                          Total                     $2,088
                                                    ======

9.  RELATED PARTY TRANSACTIONS

During fiscal year 1994, the Company leased an airplane from Duke Leasing Company for business travel by certain key employees. The Company's former Chief Operating Officer is a partial owner of Duke Leasing Company. Total lease expense paid by the company to Duke Leasing amounted to $34,025 during the fiscal year 1994.

During fiscal year 1995 the Company paid $175,000 in fees to William Blair & Company (a major stockholder) for advisory services relating to a terminated merger agreement.

Certain officers of the Company hold an equity interest in Rostra Technologies, Inc. (Rostra), a related party. During fiscal year 1996, the Company paid $228,834 to Rostra in management fees for services provided by the Company's CEO and CFO. As of June 29, 1996, the Company owed Rostra $81,726 for such fees. Additionally, total non-interest bearing note and accounts receivable from former and current employees was $46,408 at June 29, 1996.

10.      SEVERANCE, OFFICE MOVING AND RESTRUCTURING CHARGES

In fiscal year 1996, the Company recorded a pre-tax charge of $1,038,000 for severance of nine members of senior management ($937,000) and other costs with no future benefits resulting from the move of the corporate office ($101,000) from Charlotte, North Carolina to Westport, Connecticut. The charge was largely recorded in the second ($249,000) and third ($745,000) quarters of the fiscal year.

At June 29, 1996, the remaining severance liability approximated $621,000.

The costs related to the office move included amounts for lease terminations and the write-off of leasehold improvements. The move was completed by June 29, 1996. The remaining liability at year end for this move was approximately $50,000 and related to the termination of the Charlotte office lease.

In the second quarter of fiscal year 1995, the Company recorded a pretax charge of approximately $1.4 million related to its Niemand Industries division. The charge was comprised of the following elements: a $0.8 million loss on disposition of machinery and equipment which was deemed excess following the consolidation of Niemand's Statesville, North Carolina and Marion, Alabama facilities, a writedown of $0.4 million in the value of the Statesville building which was subsequently sold and a charge of $0.2 million related to severance of personnel as a result of the plant consolidation. All funds related to the 1995 restructuring charges have been spent.

11.      ENVIRONMENTAL MATTERS

In May 1995 the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company estimated that the total costs to remediate this site will range between $750,000 and $1.1 million over a seven to ten year period. The Company's accrual for such remediation costs approximates $605,000 and $750,000 as of June 29, 1996 and July 1, 1995, respectively. The Company is unable to determine whether amounts in excess of this amount will be incurred as a result of the remediation efforts or other related claims, if any. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations of the Company.

12.      LEGAL PROCEEDINGS

From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of the Company.

13.      CUSTOMER CONCENTRATION

Sales to one customer, Smead Manufacturing, aggregated 10.6% of net sales in fiscal year 1996. At June 29, 1996, accounts receivable due from this same customer represent 4.9% of accounts receivable.

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 1996 and 1995 are as follows (in thousands, except per share data):

                                                 QUARTER ENDED

1996                SEPTEMBER 30  DECEMBER 31     MARCH 31   JUNE 29      TOTAL

Net sales               $ 19,109     $ 17,867     $ 19,135   $18,273   $ 74,384
Gross profit               4,015        3,792        4,282     3,967     16,056
Net income (loss)            471           84          (66)      212        701
Net income (loss)
     per share             $0.09        $0.02      $(0.01)     $0.04      $0.14



                                         QUARTER ENDED

1995                SEPTEMBER 30  DECEMBER 31     MARCH 31    JULY 1      TOTAL

Net sales                $19,869      $17,503      $19,892   $19,192    $76,456
Gross profit               4,349          664        4,218     3,180     12,411
Net income (loss)            741       (2,807)         271    (1,890)    (3,685)
Net income (loss)
     per share             $0.15      $(0.56)        $0.05   $(0.37)    $(0.73)