Form 10-Q
period 1996-09-30
GIBRALTAR PACKAGING GROUP INC
filed 1996-11-14
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     September 30, 1996


Commission File Number:    0-19800


                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             47-0496290
(State of incorporation)                             (IRS Employer
                                                     Identification Number)
      274 Riverside Avenue
      Westport, Connecticut                                  06880
(Address of principal executive offices)                   (Zip Code)

                                 (203) 227-0400
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of September 30, 1996, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    Page Number

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets                                1
                As of September 30, 1996 (unaudited) and June 29, 1996

              Consolidated Statements of Income (unaudited)              2
                Three months ended September 30, 1996 and 1995

              Consolidated Statements of Cash Flows (unaudited)          3
                Three months ended September 30, 1996 and 1995

              Notes to Consolidated Financial Statements (unaudited)     4

Item 2.       Management's Discussion and Analysis of Financial          5
                Condition and Results of Operations


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders        6

Item 6.       Exhibits and Reports on Form 8-K                           6

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                              September 30,    June 29,
                                                                  1996           1996
                                                              ------------    --------
ASSETS
CURRENT ASSETS:
   Cash
   Accounts receivable (net of allowance for                   $ 7,928         $ 6,860
     doubtful accounts of $166 and $231)
   Inventories (Note B)                                          9,003           9,172
   Deferred income taxes                                           713             713
   Prepaid and other current assets                                629             809
                                                             ---------       ---------
          Total current assets                                  18,273          17,554
 PROPERTY AND EQUIPMENT - Net                                   35,086          36,167
 EXCESS OF PURCHASE PRICE OVER NET                              20,963          21,109
   ASSETS ACQUIRED (Net of accumulated
   amortization of $2,344 and $2,197)
 OTHER ASSETS (Net of accumulated amortization                   1,220             215
     of $399 and $84)                                         --------        --------
 TOTAL                                                         $75,542         $74,045
                                                               =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks not yet presented                                     $   69       $   1,042
   Current portion of long-term debt                             2,500           2,115
   Accounts payable                                              7,040           5,261
   Income taxes payable                                            259             319
   Accrued expenses and other liabilities                        2,167           2,362
                                                               -------         -------
          Total current liabilities                             12,035          11,099
 LONG-TERM DEBT - Net of current portion                        28,568          27,834
 DEFERRED INCOME TAXES                                           3,278           3,278
 OTHER LONG-TERM LIABILITIES                                       828             828
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 4,000,000 shares
    authorized; none issued
   Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,041,544 issued and outstanding                    50              50
   Additional paid-in capital                                   28,162          28,162
   Retained earnings                                             2,621           2,794
                                                             ---------        --------
          Total stockholders' equity                            30,833          31,006
                                                              --------         -------
 TOTAL                                                         $75,542         $74,045
                                                               =======         =======

See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)


                                                                                   Three Months Ended
                                                                                        September 30,
                                                                                   1996                1995

NET SALES                                                                   $     18,496          $   19,109
COST OF GOODS SOLD                                                                14,898              15,094
                                                                              ----------           ---------
GROSS PROFIT                                                                       3,598               4,015
                                                                              ----------          ----------
OPERATING EXPENSES:
  Selling                                                                          1,043                 973
  Administrative                                                                   1,526               1,209
  Amortization of excess of purchase price
    over net assets acquired                                                         147                 147
                                                                             -----------         -----------
      Total operating expenses                                                     2,716               2,329
                                                                              ----------           ---------
INCOME FROM OPERATIONS                                                               882               1,686
OTHER EXPENSE:
   Interest and deferred finance costs                                               896                 788
   Other expense                                                                       3                   8
                                                                           -------------       -------------
      Other expense                                                                  899                 796
                                                                             -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                    (17)                890
PROVISION FOR INCOME TAXES                                                            49                 419
                                                                            ------------         -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                             (66)                471
EXTRAORDINARY ITEM (net of tax effect of $66)
      (Writeoff of finance charges as a result of debt repayment)                   (107)
                                                                              -----------
NET INCOME (LOSS)                                                              $    (173)         $      471
                                                                               ==========         ==========
PER SHARE AMOUNTS:
Income (Loss) Before Extraordinary Item                                       $    (0.01)         $     0.09
                                                                              ===========         ==========
    Net Income (Loss)                                                         $    (0.03)         $     0.09
                                                                              ===========         ==========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                                                                 5,041,544           5,041,544
                                                                               =========           =========

See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)                                                                               Three Months Ended
                                                                                                 September 30,
                                                                                           1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $  (173)           $     471
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation and amortization                                                        981                  970
       Loss on sale of fixed assets                                                                               19

Changes in operating assets and liabilities:
    Accounts receivable - net                                                            (1,068)                (464)
    Inventories                                                                             169                  234
    Refundable income taxes                                                                                      274
    Prepaid expenses and other current assets                                               146                  (10)
    Accounts payable                                                                      1,779                  220
    Accrued income taxes and other liabilities                                             (255)                (341)
                                                                                     -----------           ----------
       Net Cash Provided by Operating Activities                                          1,579                1,373

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                                                   5
    Purchases of property and equipment                                                    (703)                (594)
                                                                                     -----------           ----------

       Net Cash Used in Investing Activities                                               (703)                (589)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                                             456                  185
    Borrowings under capital leases                                                         (20)                 104
    Refinancing Costs                                                                    (1,022)
    Repayment of Debt                                                                   (29,267)                (941)
    Proceeds from Refinancing                                                            29,950
                                                                                      ---------            ---------

       Net Cash Provided By Financing Activities                                             97                 (652)
                                                                                   ------------            ----------

NET INCREASE IN CASH                                                                        973                  132

CHECKS NOT YET PRESENTED
    AT BEGINNING OF PERIOD                                                               (1,042)                (744)
                                                                                      ----------           ----------
CHECKS NOT YET PRESENTED
    AT END OF PERIOD                                                                 $      (69)           $    (612)
                                                                                     ===========           ==========


See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.       GENERAL

         The consolidated balance sheet of Gibraltar Packaging Group, Inc. ("Company") and Subsidiaries (collectively, "Gibraltar") at June 29, 1996 has been taken from Gibraltar's audited financial statements at that date. All other consolidated financial statements contained herein have been prepared by Gibraltar and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended June 29, 1996 and the notes thereto contained in Gibraltar's Annual Report on Form 10-K for the year then ended.

         The accompanying consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of Gibraltar as of September 30, 1996 and June 29, 1996, and the results of its operations and its cash flows for the periods presented herein. Results for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         A summary of inventories by components is as follows:

(In thousands)                         September 30, 1996        June 29, 1996
                                       ------------------        -------------
                                           (Unaudited)

  Finished goods                             $ 4,699                 $ 4,727
  Work-in-process                              1,463                   1,395
  Raw materials                                2,532                   2,739
  Manufacturing supplies                         309                     311
                                            --------                --------
      Total inventory                       $  9,003                 $ 9,172
                                            ========                 =======

C.       NET INCOME PER SHARE

         Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year as calculated under the treasury stock method.

D.   STOCK OPTION PLAN

         Effective  August  1, 1996 the Board of  Directors  authorized  a Stock
         Option Plan and designated 300,000 shares of common stock to be available for granting. The Board further granted under this plan incentive stock options for an aggregate of 225,000 shares at the market price at the date of grant, or $4.00 per share. Such options vest, generally, over a period of four years from the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations:

         Three Months Ended September 30, 1996 Compared to
         Three Months Ended September 30, 1995

         Net sales for the first quarter of fiscal 1997 of $18,496,000 declined by $613,000 or 3.2 % from the first quarter of the prior fiscal year, mainly as a result of loss of business with three major customers.

         Cost of goods sold decreased $196,000 or 1.3%. The reduction due to lower sales was partially offset by higher costs required to meet customer delivery requirements.

         Selling, General and Administration Expense increased by $387,000 as a result of increased selling costs, staffing of administrative positions in the current year not staffed in the prior year, and relocation costs at Corporate.

         Interest expense exceeded last year's first quarter by $108,000, the effect of lower borrowings being more than offset by higher interest rates.

         The income tax provision of $49,000 represents 37.7% of the pretax profit prior to non-deductible goodwill amortization. This compares with $419,000 in the prior year representing a comparable rate of 40.4%.

         During the first quarter of fiscal 1997 the Company recorded an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.


         Liquidity and Capital Resources:

         On September 25, 1996 the Company completed its refinancing. The new facility with Harris Trust and Savings Bank consists of a seven year $25 million term loan and a five year $10 million revolving credit facility. The terms include initial interest rates that are more than 3 percent lower than the Company had been recently paying.

         During the three months ended September 30, 1996, capital expenditures totaled $0.7 million. In order to accommodate continued growth, Gibraltar makes capital improvements to improve efficiency and product quality. Gibraltar frequently upgrades its equipment by purchasing or leasing equipment.

         Management believes that existing cash balances, funds generated by operations, and borrowings available under its current or future credit facilities will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1997 and for the foreseeable future. Nevertheless, Gibraltar may require or choose to obtain additional capital through public or private debt or equity offerings or additional bank borrowings to fund future developments.


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K:

              Gibraltar did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GIBRALTAR PACKAGING GROUP, INC.



Date:  November 14, 1996             By:  /s/ John W. Lloyd
     -------------------------------    ------------------------------------
                                        John W. Lloyd, Chief Financial Officer

                                        Signing on behalf of the registrant and
                                        as principal financial officer