Form 10-Q
period 1996-12-31
GIBRALTAR PACKAGING GROUP INC
filed 1997-02-14
CIK 882830

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:             December 31, 1996


Commission File Number:    0-19800


                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         47-0496290
(State of incorporation)                             (IRS Employer
                                                 Identification Number)

         274 Riverside Avenue
         Westport, CT                                   06880
(Address of principal executive offices)              (Zip Code)

                                 (203) 227-0400
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of December 31, 1996, there were 5,041,544 shares of the Company's common stock, par value $ 0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets                                           1
         As of December 31, 1996 (Unaudited) and June 29, 1996

         Consolidated Statements of Operations (Unaudited) for the             2
         Three Months Ended December 31, 1996 and 1995 and
         Six Months Ended December 31, 1996 and 1995

         Consolidated Statements of Cash Flows (Unaudited) for the             3
         Six Months Ended December 31, 1996 and 1995

         Notes to Consolidated Financial Statements (Unaudited)                4

Item 2.  Management's Discussion and Analysis of Interim Financial             5
         Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                   7

Item 6.  Exhibits and Reports on Form 8-K                                      7

         Signature                                                             8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)



                                                           December 31,  June 29,
                                                               1996       1996
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
Accounts receivable (Net of allowance for                     $ 7,451   $ 6,860
         doubtful accounts of $189 and $ 231, respectively)
Inventories (Note B)                                            9,827     9,172
Deferred income taxes                                             713       713
Prepaid and other current assets                                  439       809
         Total current assets                                  18,430    17,554
PROPERTY AND EQUIPMENT - Net                                   34,891    35,167
EXCESS OF PURCHASE PRICE OVER NET                              20,816    21,109
ASSETS ACQUIRED (Net of accumulated
amortization of $2,491 and $2,197, respectively)
OTHER ASSETS (Net of accumulated amortization                   1,273       215
of $147 and $84, respectively)
TOTAL                                                         $75,410   $74,045

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks not yet presented                                      $   285   $ 1,042
Current portion of long-term debt                               2,500     2,115
Accounts payable                                                5,630     5,261
Accrued expenses and other liabilities                          2,296     2,362
Income taxes payable                                              326       319
         Total current liabilities                             11,037    11,099
LONG-TERM DEBT - Net of current portion                        29,342    27,834
DEFERRED INCOME TAXES                                           3,278     3,278
OTHER LONG-TERM LIABILITIES                                       881       828
Total liabilities                                              44,538    43,039
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
         authorized; none issued
Common stock, $.01 par value; 10,000,000 shares                    50        50
         authorized; 5,041,544 issued and outstanding
Additional paid-in capital                                     28,162    28,162
Retained earnings                                               2,660     2,794
         Total stockholders' equity                            30,872    31,006
TOTAL                                                         $75,410   $74,045

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                     Three Months Ended            Six Months Ended
                                                                         December 31,                 December 31,
                                                                    1996          1995           1996           1995

NET SALES                                                      $    17,805   $    17,867    $    36,301    $    36,976
COST OF GOODS SOLD                                                  14,233        14,075         29,131         29,169
GROSS PROFIT                                                         3,572         3,792          7,170          7,807
OPERATING EXPENSES:
         Selling                                                       999         1,047          2,042          2,020
         General and Administrative                                  1,592         1,640          3,118          2,849
         Amortization of excess of purchase
         price over net assets acquired                                147           147            294            294
         Total operating expenses                                    2,738         2,834          5,454          5,163
INCOME FROM OPERATIONS                                                 834           958          1,716          2,644
OTHER (INCOME) EXPENSE:
         Interest and deferred finance costs                           680           849          1,576          1,637
         Other (income) expense - net                                    1           (15)             4             (7)
           Other expense - net                                         681           834          1,580          1,630
INCOME BEFORE INCOME TAXES                                             153           124            136          1,014
PROVISION FOR INCOME TAXES                                             114            40            163            459
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                39            84            (27)           555
EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result of debt repayment)          --            --             (107)          --
NET INCOME (LOSS)                                              $        39   $        84    $      (134)   $       555
PER SHARE AMOUNTS:
  Income (Loss) Before Extraordinary Item                      $       .01   $       .02    $      (.01)   $       .11
  Net Income (Loss)                                            $       .01   $       .02    $      (.03)   $       .11
WEIGHTED AVERAGE SHARES
         OUTSTANDING (primary and fully diluted)                 5,041,544     5,041,544      5,041,544      5,041,544

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                                   Six Months Ended
                                                                    December 31,
                                                                   1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                     $   (134)   $    555
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                             1980       1,950
         Gain on property and equipment                            --            (2)
Changes in operating assets and liabilities:
         Accounts receivable - net                                 (591)        752
         Inventories                                               (655)      1,104
         Prepaid expenses and other current assets                  318          61
         Accounts payable                                           369        (908)
         Accrued income taxes and other liabilities                  (6)       (736)

         Net Cash Provided by Operating Activities                1,281       2,776

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property and equipment              --            99
         Purchases of property and equipment                     (1,296)       (747)

         Net Cash Used in Investing Activities                   (1,296)       (648)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings under revolving credit facility             850      (1,034)
         Net repayment under capital leases                         (83)         89
         Net principal repayments of long-term debt             (28,824)     (1,882)
         Proceeds from Refinancing                               29,950        --
         Refinancing Costs                                       (1,121)       --

         Net Cash Provided by (Used in) Financing Activities        772      (2,827)

NET INCREASE (DECREASE) IN CASH                                     757        (699)
CHECKS NOT YET PRESENTED
         AT BEGINNING OF PERIOD                                   (1042)       (744)
CHECKS NOT YET PRESENTED
         AT END OF PERIOD                                      $   (285)   $ (1,443)

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The consolidated balance sheet of Gibraltar Packaging Group, Inc. ("Company") and Subsidiaries (collectively, "Gibraltar") at June 29, 1996 has been derived from Gibraltar's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by Gibraltar and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended June 29, 1996 and the notes thereto contained in Gibraltar's Annual Report on Form 10-K for the year then ended.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of December 31, 1996, and the results of its operations and its cash flows for the periods presented herein. Results for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         A summary of inventories by components is as follows:

(In thousands)                                        December 31,      June 29,
                                                         1996              1996
                                                     (Unaudited)

Finished goods                                           $5,430           $4,727
Work-in-process                                           1,399            1,395
Raw materials                                             2,626            2,739
Manufacturing supplies                                      372              311
Total inventories                                        $9,827           $9,172

C.       NET INCOME (LOSS) PER SHARE

         Income (Loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as calculated under the treasury stock method. Common stock equivalents which have an antidilutive effect on the computation for any period are not included as outstanding for the period.


Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations.

o        Recent Developments:

         On January 6, 1997, Ms. Lisa Schneider was appointed Corporate Controller of Gibraltar Packaging Group, Inc. effective January 21, 1997.

o        Results of Operations:

         Three Months Ended December 31, 1996 Compared to
         Three Months Ended December 31, 1995

         Net sales for the second quarter of fiscal 1997 were $17.8 million and consistent with the second quarter net sales of $17.9 million in fiscal 1996.

         Cost of goods sold for the second quarter of fiscal 1997 increased $158,000, or 1.1% compared with the second quarter of fiscal 1996. The increase was primarily a result of increased labor incurred to meet customer requirements.

         Selling, General and Administrative Expenses decreased by $96,000, or 3.6% in the second quarter of fiscal 1997. The second quarter of fiscal 1996 included a charge for severance pay that did not recur in the second quarter of fiscal 1997. This was partially offset by an increase in administrative costs and the cost of filling positions not staffed in the prior year.

         Interest and deferred finance costs for the second quarter of fiscal 1997 decreased to $680,000 from $849,000 in the second quarter of fiscal 1996, a decrease of $169,000 or 19.9%. This decrease is attributable to both lower borrowings and lower interest rates related to the Company's debt refinancing which was completed September 25, 1996.

         Six Months Ended December 31, 1996 Compared to
         Six Months Ended December 31, 1995

         Net sales decreased $675,000, or 1.8%, to $36.3 million for the six months ended December 31, 1996, compared with $36.9 million for the six months ended December 31, 1995, mainly as a result of a loss of business with three major customers.

         Cost of goods sold of $29.1 million for the six months ended December 31, 1996, remained consistent with $29.1 million for the six months ended December 31, 1995. The reduction in cost of sales in fiscal 1997 attributable to the decrease in net sales for the same period was partially offset by higher costs required to meet customer delivery requirements.

         Selling, General and Administrative Expenses increased by $0.3 million in the six months ended December 31, 1996. An increase in administrative costs and the cost of filling positions not staffed in the prior year were partially offset by a charge for severance pay in the first six months of fiscal 1996 that did not recur in the first six months of fiscal 1997.

         During the first quarter of fiscal 1997 the Company recorded an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.

         The income tax provision of $163,000 represents 37.9% of the income before taxes and includes a non-deductible goodwill amortization of $294,000. This compares with an effective tax rate of 35.1% for the six months ended December 31, 1995.

         Interest and deferred finance costs for the first six months of fiscal 1997 decreased $61,000, or 3.7%, as compared to the first six months of fiscal 1996. This decrease is a direct result of lower borrowings as well as lower interest rates due to the refinancing as discussed under the quarterly comparison.

o        Liquidity and Capital Resources:

         On September 25, 1996, the Company completed its refinancing. The new facility with Harris Trust and Savings Bank consists of a seven year $25 million term loan and a five year $10 million revolving credit facility. The terms include initial interest rates that are more than 3 percent lower than the Company had been recently paying. Both facilities bear interest rates based on Harris Bank's prime rate or the London Interbank Offered Rate ("LIBOR"). At December 31, 1996, the interest rate for the term loan was 8.1% based on the LIBOR rate, and the effective interest rate for the revolving credit facility was 8.1%.

         The Company was in full compliance with all loan covenants at December 31, 1996.

         Outstanding bank borrowings increased $1.9 million to $31.8 million during the six months ended December 31, 1996. The increase in bank borrowings is primarily attributable to additional working capital requirements resulting from the cost of refinancing, the acquisition of certain assets as discussed in the increase in capital expenditures and an increase in accounts receivable and inventory relative to meeting customer requirements.

         During the six months ended December 31, 1996, capital expenditures totaled $1.3 million as compared with $0.7 million in the corresponding period in fiscal 1996, and consist primarily of a building expansion and additions to equipment. In order to accommodate continued growth, Gibraltar makes capital improvements to improve efficiency and product quality. Gibraltar frequently upgrades its equipment by purchasing or leasing equipment.

         Management believes that existing cash balances, funds generated by operations, and borrowings available under its current credit facilities will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1997 and for the foreseeable future. Nevertheless, Gibraltar may require or choose to obtain additional capital through public or private debt or equity offerings or additional bank borrowings to fund future developments.

         PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting of Stockholder's on November 7, 1996 a total of 4,309,925 shares, or 85.4%, of outstanding shares were represented and entitled to vote.

(a)      The following members were elected to the Board of Directors:

                                     FOR        WITHHOLD

         David G. Chandler        4,298,522      11,403
         Edgar D. Jannotta, Jr    4,251,322      58,603
         John W. Lloyd            4,260,534      49,391
         Walter E. Rose           4,260,534      49,391
         Robert G. Shaw           4,145,622     164,303
         John D. Strautnieks      4,260,634      49,291

(b)      The following proposal was approved:

                  Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 1997 fiscal year.

         Affirmative Votes:     4,305,823
         Negative Votes:            2,488
         Abstain:                   1,614

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

         Gibraltar did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GIBRALTAR PACKAGING GROUP, INC.



Date:   February 14 , 1997          By: /s/ John W. Lloyd
                                        John W. Lloyd, Chief Financial Officer

                                        Signing on behalf of the registrant and
                                        as principal financial officer