Form 10-Q
period 1997-03-31
GIBRALTAR PACKAGING GROUP INC
filed 1997-05-15
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:             March 31, 1997


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

         As of March 31, 1997, there were 5,041,544 shares of the Company's common stock, par value $ 0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           Page
Number

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets                                      1
                As of March 31, 1997 (Unaudited) and June 29, 1996

              Consolidated Statements of Operations (Unaudited) for the        2
                Three Months Ended March 31, 1997 and 1996 and
                Nine Months Ended March 31, 1997 and 1996

              Consolidated Statements of Cash Flows (Unaudited) for the        3
                Nine Months Ended March 31, 1997 and 1996

              Notes to Consolidated Financial Statements (Unaudited)           4


Item 2.       Management's Discussion and Analysis of Interim Financial        5
                Condition and Results of Operations


PART II.      OTHER INFORMATION

Item 5.        Other Information                                               8

Item 6.       Exhibits and Reports on Form 8-K                                 8

              Signature                                                        8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

                                                           March 31, June 29,
                                                              1997      1996
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                        $   663        $-
Accounts receivable (Net of allowance for
  doubtful accounts of $182 and $231, respectively)           7,293     6,860
Inventories (Note B)                                          9,593     9,172
Deferred income taxes                                           713       713
Prepaid and other current assets                                591       809
                                                            -------   -------
     Total current assets                                    18,853    17,554
PROPERTY AND EQUIPMENT - Net                                 34,622    35,167
EXCESS OF PURCHASE PRICE OVER NET
ASSETS ACQUIRED (Net of accumulated
amortization of $2,638 and $2,197, respectively)              20,671    21,109
OTHER ASSETS (Net of accumulated amortization
of $227 and $84, respectively)                                1,281       215
                                                            -------   -------
TOTAL                                                       $75,427   $74,045
                                                            =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks not yet presented                                    $  --     $ 1,042
Current portion of long-term debt                             2,500     2,115
Accounts payable                                              5,306     5,261
Accrued expenses and other liabilities                        2,207     2,362
Income taxes payable                                            555       319
                                                            -------   -------
     Total current liabilities                               10,568    11,099
LONG-TERM DEBT - Net of current portion                      29,610    27,834
DEFERRED INCOME TAXES                                         3,278     3,278
OTHER LONG-TERM LIABILITIES                                     864       828
                                                            -------   -------
Total liabilities                                            44,320    43,039
                                                            -------   -------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; none issued
Common stock, $.01 par value; 10,000,000 shares                  50        50
  authorized; 5,041,544 issued and outstanding
Additional paid-in capital                                   28,162    28,162
Retained earnings                                             2,895     2,794
                                                            -------   -------
     Total stockholders' equity                              31,107    31,006
                                                            -------   -------
TOTAL                                                       $75,427   $74,045
                                                            =======   =======
            See notes to unaudited consolidated financial statements

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                         Three Months Ended          Nine Months Ended
                                                             March 31,                  March 31,
                                                   1997             1996           1997              1996

NET SALES                                       $    18,817   $    19,135    $    55,118    $    56,111
COST OF GOODS SOLD                                   14,722        14,853         43,853         44,022
                                                    -------       -------        -------        -------

GROSS PROFIT                                          4,095         4,282         11,265         12,089
                                                    -------       -------        -------        -------
OPERATING EXPENSES:
Selling                                               1,132         1,071          3,174          3,091
General and Administrative                            1,643         1,511          4,761          4,107
Restructuring charges                                  --             745           --              998
Amortization of excess of purchase
price over net assets acquired                          147           145            441            439
                                                    -------       -------        -------        -------
Total operating expenses                              2,922         3,472          8,376          8,635
                                                    -------       -------        -------        -------
INCOME FROM OPERATIONS                                1,173           810          2,889          3,454
OTHER (INCOME) EXPENSE:
Interest and deferred finance costs                     699           791          2,275          2,428
Other (income) expense - net                              8             6             12             (1)
                                                    -------       -------        -------        -------
  Other expense - net                                   707           797          2,287          2,427
INCOME BEFORE INCOME TAXES                              466            13            602          1,027
PROVISION FOR INCOME TAXES                              231            79            394            538
                                                    -------       -------        -------        -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                235           (66)           208            489
EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result
   of debt repayment)                                  --            --             (107)          --
NET INCOME (LOSS)                               $       235   $       (66)   $       101    $       489
                                                       ====           ====          ====           ====
PER SHARE AMOUNTS:
  Income (Loss) Before Extraordinary Item       $      0.05   $     (0.01)   $      0.04     $      0.10
  Net Income (Loss)                             $      0.05   $     (0.01)   $      0.02     $     0.10
                                                       ====         ======          ====           ====
WEIGHTED AVERAGE SHARES
OUTSTANDING (primary and fully diluted)           5,041,544     5,041,544      5,041,544      5,041,544
                                                  =========     =========      =========      =========

            See notes to unaudited consolidated financial statements.
                                        2


                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                                 Nine Months Ended
                                                                    March 31,
                                                               1997        1996



CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    101    $    489
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Extraordinary item - write-off of finance charges             173
    Depreciation and amortization                               2,928       2,930
    Write-down of property and equipment                         --            27
Changes in operating assets and liabilities:
Accounts receivable - net                                        (433)       (295)
Inventories                                                      (421)      1,367
Prepaid expenses and other current assets                           9         (23)
Accounts payable                                                   45        (271)
Accrued income taxes and other liabilities                        117         514
                                                              -------      -------

   Net Cash Provided by Operating Activities                    2,519       4,738
                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                     --            99
Purchases of property and equipment                            (1,802)     (1,005)


   Net Cash Used in Investing Activities                       (1,802)       (906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under revolving credit facility      1,756      (1,478)
Net repayment (borrowings) under capital leases                  (100)         79
Net principal repayments of long-term debt                    (30,545)     (2,823)
Proceeds from Refinancing                                      31,050        --
Refinancing Costs                                              (1,173)       --
                                                               -------     -------

   Net Cash Provided by (Used in) Financing Activities            988      (4,222)
                                                               -------     -------

NET INCREASE (DECREASE) IN CASH                                 1,705        (390)
CHECKS NOT YET PRESENTED
AT BEGINNING OF PERIOD                                         (1,042)       (744)
                                                               -------     -------
CASH (CHECKS NOT YET PRESENTED)
AT END OF PERIOD                                             $    663    $ (1,134)
                                                               =======     =======


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of March 31, 1997, and the results of its operations and its cash flows for the periods presented herein. Results for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         A summary of inventories by components is as follows:

              (In thousands)               March 31,  June 29,
                                              1997     1996
                                        (Unaudited)

Finished goods                              $5,579   $4,727
Work-in-process                              1,308    1,395
Raw materials                                2,310    2,739
Manufacturing supplies                         396      311
                                             -----    -----
    Total inventories                       $9,593   $9,172
                                             =====    =====

C.        NET INCOME (LOSS) PER SHARE

          Income (Loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as calculated under the treasury stock method. Common stock equivalents, which have an antidilutive effect on the computation for any period, are not included as outstanding for the period.


Item 2. Management's Discussion and Analysis of Interim Financial Condition and Results of Operations.

o         Results of Operations:

           Three Months Ended March 31, 1997 Compared to
           Three Months Ended March 31, 1996

          Net sales for the third quarter of fiscal 1997 were $18.8 million compared with $19.1 million for the third quarter of fiscal 1996, a decrease of $0.3 million or 1.7%. The decrease is primarily a result of a loss of business with four major customers largely offset by increased sales from new and existing customers.

          Cost of goods sold expressed as a percentage of net sales increased to 78.2% in the third quarter of fiscal 1997 compared to 77.6% in the corresponding period in fiscal 1996. The increase in the cost of products sold over the comparable period in fiscal 1996 is primarily attributable to a change in product mix.

          Selling, General and Administrative expenses increased $193,000 or 7.5% in the third quarter of fiscal 1997 from $2.5 million for the corresponding quarter of fiscal 1996, primarily as a result of increases in marketing and sales activities, and administrative costs.

          A restructuring charge of $745,000 was recorded in the prior year third quarter consisting primarily of severance costs for divisional personnel and expenses related to the move of the corporate office from Charlotte, North Carolina to Westport, Connecticut.

          Interest and deferred finance costs for the third quarter of fiscal 1997 decreased to $699,000 from $791,000 in the third quarter of fiscal 1996, a decrease of $92,000 or 11.6%. This decrease is primarily attributed to the Company's debt refinancing which was completed September 25, 1996.

          Nine Months Ended March 31, 1997 Compared to
          Nine Months Ended March 31, 1996

          Net sales decreased $1.0 million, or 1.8%, to $55.1 million during the first nine months of fiscal 1997 from $56.1 million during the first nine months of fiscal 1996, mainly as a result of a loss of business with four major customers offset by increased sales from new and existing customers.

          Cost of goods sold decreased $0.2 million or 0.4% for the nine months ended March 31, 1997 compared with the corresponding period in fiscal 1996. The gross profit margin as a percentage of net sales decreased to 20.4% in the first nine months of fiscal 1997 compared to 21.5% in the corresponding period in fiscal 1996. The decrease in gross profit margin which was attributed primarily to a change in product mix was partially offset by cost reductions.

          Selling, General and Administrative expenses expressed as a percentage of net sales increased to 14.4% in the first nine months of fiscal 1997, compared with 12.8% in the first nine months of fiscal 1996. The increase is primarily attributable to additional administrative costs and the cost of filling positions not staffed in the prior year.

          For the nine months ended March 31, 1996 a pre-tax charge of $998,000 was recorded consisting primarily of severance costs for divisional personnel and expenses related to the move of the corporate office.

          Interest and deferred finance costs for the first nine months of fiscal 1997 decreased to $2.3 million from $2.4 million in the first nine months of fiscal 1996, a decrease of $0.1 million or 6.3%. The decrease is a direct result of overall lower borrowings as well as lower interest rates in the current year as compared to the prior year, as discussed in the quarterly comparison.

          The income tax provision of $394,000 for the nine months ended March 31, 1997 represents 37.8% of the income before taxes plus non-deductible goodwill amortization of $441,000. This compares with an effective tax rate of 36.7% for the nine months ended March 31, 1996.

          During the first quarter of fiscal 1997 the Company recorded an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.

o         Liquidity and Capital Resources:

          On September 25, 1996, the Company refinanced its debt. The new facility with Harris Trust and Savings Bank consists of a seven year $25 million term loan and a five year $10 million revolving credit facility (the "credit agreement"). The terms include initial interest rates that are more than 3 percent lower than the Company had been paying under its previous credit facilities. Both facilities bear interest rates based on Harris Bank's prime rate or the London Interbank Offered Rate ("LIBOR"). At March 31, 1997, the interest rate for the term loan was 7.97% based on the LIBOR rate, and the effective interest rate for the revolving credit facility was 8.12%.

          The Company amended its credit agreement on March 31, 1997 to revise certain of its financial covenants. Covenants relating to minimum interest coverage and debt ratio were relaxed, and a fixed charge coverage test was added. The Company was in full compliance with all loan covenants at March 31, 1997.

          Outstanding bank borrowings net of existing cash balances increased $0.5 million to $31.4 million during the nine months ended March 31, 1997. The increase in net borrowings is primarily attributable to additional working capital requirements, the cost of refinancing, and the acquisition of certain assets as discussed in the increase in capital expenditures.

          During the nine months ended March 31, 1997, capital expenditures totaled $1.8 million as compared with $1.0 million in the corresponding period in fiscal 1996, and consisted primarily of a building expansion and additions to equipment. In order to accommodate continued growth, Gibraltar makes capital improvements to improve efficiency and product quality. Gibraltar frequently upgrades its equipment by purchasing or leasing equipment.

          Management believes that existing cash balances, funds generated by operations, and borrowings available under its current credit facility will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1997 and for the foreseeable future. Nevertheless, Gibraltar may require or choose to obtain additional capital through public or private debt or equity offerings or additional bank borrowings to fund future developments.
                                      -7-

                           PART II. OTHER INFORMATION

Item 5.   Other Information

       Effective April 10, 1997, Mr. John J. Kubinsky left the company. Prior to his departure Mr. Kubinsky served as President of GB Labels.


Item 6.  Exhibits and Reports on Form 8-K.

               (a)    Exhibits:

                      None.

               (b)    Reports on Form 8-K:

                      Gibraltar did not file any reports on Form 8-K during the quarter ended March 31, 1997.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GIBRALTAR PACKAGING GROUP, INC.



Date: May 15, 1997                   By: /s/ John W. Lloyd
                                     John W. Lloyd, Chief Financial Officer

                                     Signing on behalf of the registrant and
                                     as principal financial officer