Form 10-K
period 1997-06-28
GIBRALTAR PACKAGING GROUP INC
filed 1997-09-26
CIK 882830

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

                     For the fiscal year ended June 28, 1997

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

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|



     The aggregate market value of voting stock held by nonaffiliates of the registrant on September 24, 1997 was $9,653,546 (based upon the September 24, 1996 closing sale price of the common stock as reported by the NASDAQ National Market System).

         The number of shares of common stock of the registrant outstanding as of September 24, 1997 was 5,041,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 1997, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.



                                                 Table of Contents


                                                      PART I
                                                                                                              Page

Item 1     Business.............................................................................................1

Item 2.    Properties...........................................................................................8

Item 3.    Legal Proceedings....................................................................................8

Item 4.    Submission of Matters to a Vote of Security Holders..................................................9



                                                      PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters......................................................................9

Item 6.    Selected Financial Data.............................................................................11

Item 7.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations......................................................12

Item 8.    Financial Statements and Supplementary Data.........................................................16

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..............................................................16

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant..................................................17

Item 11.   Executive Compensation..............................................................................17

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management....................................................................17

Item 13.   Certain Relationships and Related Transactions......................................................17

                                                      PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K..................................................................18

                                     PART I

Item 1.       Business

General

        Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") designs, manufactures and markets packaging products for a number of consumer and industrial markets. The Company is the combination of several previously independent packaging companies, each with its own distinctive products, customer base and geographic focus. The acquisitions of Standard Packaging & Printing Corp. ("Standard"), Niemand Industries, Inc. ("Niemand"), and GB Labels, Inc. ("GB Labels") in 1993 expanded the Company's products from folding cartons and specialty laminated containers to include tubular, spiral-wound paper packaging, flexible poly-film packaging, contract packaging and filling and pressure-sensitive labels. Although most of the Company's sales are made to customers located in the central and southern regions of the United States, the Company sells its products to customers throughout the nation. The Company derives its sales from a diverse market base, primarily comprised of the following markets: textiles, pharmaceutical, office supplies and paper products, auto aftermarket parts, food, cosmetics and personal care, household and industrial products and toys.

        The Company serves approximately 1,200 customers from five divisions:
Great Plains Packaging in Hastings, Nebraska; RidgePak Corporation (Flashfold Carton) in Fort Wayne, Indiana; Niemand in Marion, Alabama; Standard in Mount Gilead, North Carolina and GB Labels in Burlington, North Carolina. The Company believes that its five divisions enhance its competitive position by providing it with multiple products and broader geographic coverage, enabling the Company to serve customers that operate from several locations.

        The Company's business strategy is to grow internally through increased sales and profitability of its existing packaging products.


        Gibraltar's predecessor was incorporated under the name GPC Co. in Nebraska in 1967 and subsequently changed its name to Great Plains Packaging Co. in 1986. In 1991, Great Plains Packaging Co. was reincorporated in Delaware, and its name was changed to Gibraltar Packaging Group, Inc. Gibraltar relocated its executive offices in June 1996, the new offices are located at 274 Riverside Avenue, Westport, Connecticut 06880 and its telephone number is (203) 227-0400.

Manufacturing Products and Processes

        The Company offers its customers six types of packaging products, as described below.

       Folding Cartons

        The Company designs, manufactures and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both the shipment and retail display of the customers' products. Sales of folding cartons represented approximately 63% of the Company's net sales for the twelve months ended June 28, 1997, approximately 62% of the Company's net sales for the twelve months ended June 29, 1996 and approximately 56% of the Company's net sales for the twelve months ended July 1, 1995.

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

        In fiscal 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. ISO (International Organization for Standardization) is steadily becoming a worldwide standard for quality management. It requires a company to codify its quality program by defining and documenting its quality system.

       Tubular, Spiral-Wound Paper Packaging

        The Company began offering its customers tubular paper packaging products with the 1993 acquisition of Niemand. Tubular paper packaging products represented approximately 17% of the Company's net sales for the twelve-month period ended June 28, 1997 and approximately 18% of the Company's net sales for each of the twelve month periods ended June 29, 1996 and July 1, 1995.

        The Company's tubular packaging is structurally strong, high-quality, spiral-wound paper packaging that is suitable for direct labeling with high-quality graphics. Tubular paper packaging offers a biodegradable product that is, in smaller quantities, generally cheaper than plastic alternatives. Tubular paper packaging is used widely for personal care products (talcum powders, bath powders and scented products), for food products (spices, breadcrumbs and non-dairy creamer) and for household products (carpet freshener and wildflower seeds). Additionally, these products are used as gift boxes, as well as having uses in the toy/game industry. The Company believes that it is a leading supplier of tubular paper packaging to the cosmetics and personal care markets.

        The Company manufactures tubular paper packaging at its Marion, Alabama facility. Several pieces of equipment used in this process are proprietary to the Company. The process of producing tubular paper packaging begins with slitting various types of rolled paper, then winding the paper into tubes by gluing the individual strips or plies of paper together. The tubes are then labeled with printed paper labels (typically of higher graphic quality) and cut into individual canisters. Canisters may have closure/dispenser tops that offer a variety of dispensing features - for example, sifting features as in the case of spice shakers and talcum powder containers. The empty canisters are filled by the Company or the customer with a variety of products. The canisters are then sealed with a metal or plastic plug at the bottom.

       Flexible Poly-Film Packaging

        The Company began offering its customers flexible poly-film packaging with the 1993 acquisition of Standard. Flexible packaging sales represented approximately 8% of the Company's net sales for the twelve months ended June 28, 1997, approximately 8% of the

Company's net sales for the twelve months ended June 29, 1996 and approximately 10% of the Company's net sales for the twelve months ended July 1, 1995.

        Flexible packaging offers light-weight, low-bulk, resource-conserving packaging that also protects perishable products by creating a barrier against air and moisture. For consumer marketing purposes, flexible packaging combines high-quality, multicolor graphics, similar to folding carton graphics, with a see-through feature that enables the consumer to see the product itself along with the package graphics. Although the Company sells most of its flexible packaging for use in the textile, food and household products markets, flexible packaging is also used for many other products, including pharmaceuticals and other medical products and toys.

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

       Specialty Laminated Containers

        At the Company's Hastings facility, the Company manufactures a specialized type of folding carton, specialty laminated packaging, which it markets to customers throughout the United States, primarily in the automotive aftermarket parts, frozen food and toy markets. Laminated packages are used for retail sales of products and offer customers a number of visual marketing benefits. Specialty laminated container sales represented approximately 5% of the Company's net sales for each of the twelve-month periods ended June 28, 1997, June 29, 1996 and July 1, 1995. During the manufacturing process, laminated sheets, which are composed of a printed paperboard folding carton sheet glued onto single face corrugate, are die cut, glued and folded into containers. Laminated packaging offers a structurally stronger package suitable for packaging heavier contents, protecting products during shipping or meeting other package performance needs, while at the same time providing high-resolution graphics. The Company believes that the resolution of the print and graphics enhances the product's appeal, and that the lamination provides increased product visibility with a large, exposed graphics area.

       Contract Packaging and Filling

        The Company's facility in Marion provides contract packaging and filling services, which represented approximately 2% of the Company's net sales for the twelve months ended June 28, 1997, approximately 2% of the Company's net sales for the twelve months ended June 29, 1996 and approximately 4% of the Company's net sales for the twelve months ended July 1, 1995. The Company fills, and in some cases, manufactures tubular spiral-wound paper containers. Contract packaging and filling can provide a cost-effective alternative for customers with small in-house purchasing departments with the Company taking responsibility for obtaining materials as well as packaging the product. The Company believes that the combination of container manufacture and contract filling provides an attractive product for its customers. With a single purchase order, a customer of the Company's Marion facility can contract for container procurement, product specification and procurement, blending, filling, packaging and shipment to a distribution center.

        The Company fills spices as well as other food products, including non-dairy creamer and bread crumbs; household products such as carpet freshener and wildflower seeds; and other types of dry, granular products using a similar process. The Company may formulate, procure, blend and fill the container or it may package product supplied by a customer. Machines using gravity or vacuum-based filling techniques carry out the filling. Once the containers are filled, the

Company packs them in shipping containers for delivery to its customers.

        In connection with its filling operations, the Company maintains an environmentally controlled work area for food packaging and other services that must meet specific cleanliness and quality standards.

       Pressure-Sensitive Labels

        At the Company's GB Labels plant in Burlington, the Company manufactures pressure-sensitive labels, which are printed by multicolor printing presses functionally similar to those used in printing paperboard and flexible films. Pressure-sensitive labels accounted for approximately 5% of the Company's net sales in the twelve months ended June 28, 1997, approximately 5% of the Company's net sales for the twelve months ended June 29, 1996 and approximately 7% of the Company's net sales for the twelve months ended July 1, 1995. The labels are backed with adhesive, mounted on paper backing and typically shipped in rolls to customers. Customers use the Company's labels for a variety of applications, including product promotions, packaging modifications, clothing packaging and labeling and other applications.

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

Competition

        The packaging markets in which the Company competes are highly fragmented and increasingly competitive. The Company competes with numerous small, non-integrated companies that produce one or more packaging products and, to a lesser extent, with divisions or subsidiaries of large integrated packaging producers as well as in-house packaging operations. The vertically integrated paperboard, oil and chemical companies that the Company competes with may have many lines of business and produce their own raw materials. In general, the integrated companies focus primarily on producing large quantities of basic, commodity packaging and often provide their products to large companies nationwide. The non-integrated manufacturers generally operate only one or two production facilities and emphasize higher-margin, value-added packaging, often with specialized or customized graphics. Unlike the integrated manufacturers, these manufacturers produce smaller orders of packaging with quick turnaround, in many cases also working with the customer in designing the packaging. The Company believes that it offers a broader range of packaging products than most other non-integrated manufacturers that produce similar packaging.

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

        The Company's largest competitors in the flexible poly-film packaging market operate as vertically integrated divisions or subsidiaries of large oil and chemical companies. If the supply of oil-based resins or plastic films should tighten in the future, large vertically integrated producers may have an advantage over the Company, as such competitors could allocate scarce resin resources to their own flexible packaging units or transfer them at advantageous prices to their own flexible packaging units. Other competitors in the flexible packaging market are part of diversified packaging companies like the Company and offer both paper-based and film-based packaging. Some of the Company's other flexible packaging competitors are smaller packaging companies that offer only flexible film packaging.

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

     During the past fiscal year, the Company has also been impacted by the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain, as well as entering into alliances with their direct competitors to use their competitors' excess packaging capacity.

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

Raw Materials

        Raw materials used in the Company's production process include paperboard, paper labels, inks, flexible films, resin and adhesives, all of which the Company purchases from more than one supplier. Costs for these materials remained stable over the past year, however, pricing increases for paper and paperboard products are expected to increase over the first and second quarters of fiscal 1998. Any such price increases may have an adverse impact on the Company's results of operations if the Company is unable to pass these increases on to its customers.

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

Customers

        The Company derives its sales from a diverse market base. The Company sells its products throughout the United States to over 1,200 different customers for use in a variety of industries. The table below sets forth the Company's percent of net sales by market for each of the periods indicated:


                                                              Twelve Months Ended
                                                     June 28          June 29            July 1
                                                        1997             1996              1995
                                                        ----             ----              ----
         Textile                                        17%              15%               16%
         Pharmaceutical                                 17%              19%               15%
         Office supplies and paper products             16%              17%               11%
         Auto aftermarket parts and hardware            14%              14%               11%
         Food                                           12%              11%               13%
         Cosmetics and personal care                     7%               7%               11%
         Household and industrial                        7%               4%                9%
         Toy                                             4%               5%                4%
         Other                                           6%               8%               10%
                                                      -----             ----             -----
         Total net sales                               100%             100%              100%
                                                       ====             ====              ====


        Sales to the Company's top three customers accounted for approximately 18% of the Company's net sales for the twelve-month period ended June 28, 1997. This compares to approximately 20% and 16% for the twelve-month periods ended June 29, 1996 and July 1, 1995, respectively. Sales to one customer, Smead Manufacturing, represented approximately 11.0%, 10.6% and 11.0% of net sales in fiscal years 1997, 1996 and 1995, respectively.

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

Employees

        As of June 28, 1997, the Company employed approximately 786 full-time employees of whom 141 are salaried and 645 are hourly. The Graphics Communication Union, No. 19-M, represents the 114 hourly employees at Fort Wayne, Indiana and their union contract expires in November 1998. The Retail, Wholesale and Department Store Workers Union represents approximately 226 hourly employees at Niemand's Marion, Alabama plant, and their union contract expires in August 2000. None of the Hastings, Nebraska, Mount Gilead, North Carolina or Burlington, North Carolina employees are covered by union contracts or collective bargaining agreements.

        In February 1997 John F. Justice was promoted to division president of Niemand Industries.

        In March 1997 Ronald L. Davis was appointed General Manager of GB
Labels.

        In January 1997 Lisa M. Schneider was hired as Corporate Controller.

        The Company markets its products and services primarily through about 25 employee salesmen, as well as several commissioned brokers or agents.

        The Company considers its relationship with its employees and unions to be generally satisfactory. The Company is unable to forecast the future outcome of negotiations between the Company and any union or the potential impact any dispute could have on the Company's financial position or results of operations.

Regulation

        The Company's activities are subject to various environmental, health and worker safety laws. The Company has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. Compliance with environmental laws has not historically had a material effect on the Company's capital expenditures, earnings or competitive position. However, as part of the environmental investigation carried out in fiscal 1995 in connection with a proposed merger, the Company became aware of groundwater contamination at its GB Labels facility in Burlington, North Carolina.

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

        In 1996 the North Carolina General Assembly reorganized the state environmental protection agency (DEHNR) and transferred the groundwater program to the newly created Division of Water Quality (DWQ). In February 1997 the DWQ asked Gibraltar to conduct a follow-up assessment of the GB Labels facility. The DWQ contacted local property owners and was successful in obtaining permission to install groundwater monitoring wells on their properties. In response to the DWQ's request for an updated assessment report, to include these off-site assessments, Gibraltar has arranged with its environmental consultants to install additional groundwater monitoring wells, conduct additional investigative work at the GB Labels site and prepare an updated report. The Company anticipates finalization of this report and submission to the DWQ late in the Company's second quarter of the upcoming fiscal year.

        Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $598,000 from $605,000 at June 28, 1997 and June 29, 1996, respectively, reflects legal and environmental consulting expenses incurred in fiscal 1997 and fiscal 1996.

        If the Company's expansion program results in significant growth in production with associated increases in discharges and emissions, additional capital expenditures could be required for the Company to comply with applicable environmental laws and regulations and to maintain, renew or obtain necessary environmental compliance permits.


Item 2.  Properties

        The Company owns offices and manufacturing facilities in Hastings, Nebraska; Fort Wayne, Indiana; Mount Gilead and Burlington, North Carolina; and Marion, Alabama. It leases warehouse facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mebane, North Carolina. The Company's manufacturing facilities consist of more than 600,000 square feet. In addition, the Company leases approximately 2,700 square feet of office space in Westport, Connecticut. The Company owns and leases vehicles for use by sales and delivery personnel and also owns and leases various manufacturing, computer and other equipment used for product development, customer technical support services and administrative purposes. The Company's products are distributed to customers primarily utilizing commercial transportation and, to a limited extent, Company-owned trucks.

        The Company's facilities have been expanded through a capital expenditure program, which resulted in total expenditures of approximately $2.6 million, $1.5 million and $2.4 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

        The Company's facilities and equipment are in good operating condition, are suitable for their respective uses and are adequate for current needs.

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

        The Company's income tax returns for the years 1992 through 1995 are currently under examination by the Internal Revenue Service. The Company believes that adequate accruals have been provided for all years.


Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended June 28, 1997.





                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Price Range of Common Stock

        The Company's common stock has been traded over-the-counter and quoted on the NASDAQ National Market System since the Company's initial public offering on March 5, 1992. The trading symbol for the Company's common stock is "PACK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock on the NASDAQ National Market System, as reported by NASDAQ:

                                           HIGH                 LOW

     FISCAL 1997
       First Quarter                     $ 5 3/4             $ 3 7/8
       Second Quarter                      4 3/4               3 1/4
       Third Quarter                       4 1/8               3
       Fourth Quarter                      3 1/4               2 3/4

     FISCAL 1996
       First Quarter                     $ 6                 $ 3 3/8
       Second Quarter                      4 1/2               3 1/2
       Third Quarter                       5                   3 3/4
       Fourth Quarter                      5 3/4               3 1/2

        There were approximately 140 shareholders of record of the Company's common stock as of September 24, 1997. The Company believes that the number of beneficial owners of its common stock is greater than 1,500.

Dividend Policy

        The Company has never paid cash dividends on its common stock. Management currently intends to retain earnings to finance the growth and development of the Company's business and does not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the terms of the Company's debt instruments, the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. In addition, the Company's credit facility with Harris Trust and Savings Bank restricts the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Recent Sales of Unregistered Securities

        On August 1, 1996, the Company granted to two of its executive officers options to purchase an aggregate of 225,000 of the Company's common stock pursuant to the Company's 1996 Non-Qualified Stock Option Plan (the "1996 Plan"). The exercise price of the options is $4.00 per share and the exercise of the options is subject to a vesting schedule and specified performance goals as more fully described in Note 7 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. The option grants were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1993, as amended. If at the time of the exercise of any option it is necessary in order to comply with the applicable laws or regulations relating to the sale of securities, the 1996 Plan provides that any individual exercising an option agree to hold any shares issued to the individual for investment and without intention to resell or distribute the shares.

Item 6.             Selected Financial Data

        The following selected historical financial information has been derived from the Company's audited consolidated financial statements. This information should be read in connection with the Company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.




                                  Gibraltar Packaging Group, Inc. and Subsidiaries
                                        Selected Consolidated Financial Data
                                        (in thousands, except per share data)

                                                                           Years Ended
                                              June 28         June 29         July 1         July 2         June 30
                                                1997(3)          1996           1995           1994(1)         1993(2)
                                                ----             ----           ----           ----            ----

Statement of Operations Data:
Net Sales                                     $74,710         $74,384        $76,456        $75,574         $51,055
Cost of Goods Sold                             59,396          58,328         64,045         58,769          39,712
Gross Profit                                   15,314          16,056         12,411         16,805          11,343
Operating Expenses                             11,362          11,481         14,061         10,143           6,520
Income (Loss) From Operations                   3,952           4,575         (1,650)         6,662           4,823
Other Expense - Net                             3,061           3,208          3,652          2,624             759

Income Tax Provision (Benefit)                    559             666         (1,617)         1,235           1,898
Income (Loss) before Extraordinary Item           332             701         (3,685)         2,803           2,166
Net Income (Loss)                                 225             701         (3,685)         2,803           2,166

Per Common Share Amounts:
(primary and fully diluted)
Income (Loss) before Extraordinary Item          0.07            0.14          (0.73)          0.56            0.48

Net Income (Loss) Per Share                      0.05            0.14          (0.73)          0.56            0.48

Weighted Average
Shares Outstanding                              5,042           5,042          5,040          5,037           4,474

Balance Sheet Data:

Working Capital                                 6,078           6,455          5,940         10,669           7,339
Total Assets                                   75,058          74,045         79,036         86,934          79,358
Long-Term Debt                                 27,382          27,834         31,527         34,540          28,058
Stockholders' Equity                           31,100          31,006         30,305         33,968          31,086


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

     (3) Includes an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Unless otherwise stated in this form 10-K references to the fiscal years 1997, 1996 and 1995 relate to the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively.

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship that certain items in the Company's Consolidated Statement of Operations bear to net sales. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.


                                                         Years Ended
                                          June 28          June 29           July 1
                                           1997(1)            1996             1995
Net Sales                                  100.0%            100.0%          100.0%
Cost of Goods Sold                          79.5              78.4            83.8
Gross Profit                                20.5              21.6            16.2
Operating Expenses                          15.2              15.4            18.4
Income (Loss) from Operations                5.3               6.2            (2.2)
Other Expense - Net                          4.1               4.3             4.8
Income Tax Provision (Benefit)               1.0               1.0            (2.1)
Income (Loss) before
     Extraordinary Item                      0.4               1.0            (4.8)
Net Income (Loss)                            0.3%              1.0%           (4.8)%


     (1) Includes an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.

Fiscal Year 1997 vs. 1996

         In fiscal 1997 the Company attained net sales of $74.7 million compared with $74.4 million in fiscal 1996. Net sales increased $0.3 million or 0.4% in fiscal 1997 compared with a $2.1 million or 2.7% decrease in sales for fiscal 1996.

     The increase in sales in 1997 to $74.7 million compared to $74.4 million in 1996 was primarily due to volume increases of approximately $3.5 million attributable to increased sales from new and existing customers. This increase however, was negatively impacted primarily by the loss of business with four major customers as a result of vendor consolidations and changes in customer packaging designs. Vendor consolidations, increased competition and pricing pressure continued to affect the Company's marketplace in fiscal 1997 and the Company expects these trends to continue into the foreseeable future.

         Cost of goods sold expressed as a percentage of net sales increased to 79.5% for fiscal 1997 compared to 78.4% for fiscal 1996. The increase in the cost of products sold is primarily attributable to a less favorable shift in product mix, and increased labor costs incurred to meet customer needs.

         Selling expense increased $0.2 million or 4.2% in fiscal 1997 to $4.3 million from $4.1 million in fiscal 1996, primarily as a result of increases in marketing and sales efforts.

     General and administrative expenses expressed as a percentage of net sales increased to 8.7% for fiscal 1997 compared with 7.7% for fiscal 1996. The increase is primarily attributable to additional administrative overhead costs and the cost of filling positions not staffed in the prior year.

         The Company recorded restructuring charges of approximately $1.0 million during the second half of fiscal 1996 that related primarily to severance costs for divisional personnel of $0.9 million and $0.1 million of relocation costs related to the move of the corporate office. The majority of the cash outlays relative to these restructuring charges were made during 1997. There were no material changes to accrued restructuring charges for fiscal 1997.

     Interest expense for fiscal 1997 decreased $0.2 million or 5.7% to $3.0 million from $3.2 million for fiscal 1996. The decrease is a direct result of overall lower net borrowings as well as lower interest rates in fiscal 1997 as compared to the prior year, attributable to the Company's debt refinancing which was completed September 25, 1996 and is further described in Financial Condition and Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report.

         The provision for income taxes as a percentage of pre-tax income for fiscal 1997 is 62.7%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective tax rate of 48.7% in the prior year.

         During the first quarter of fiscal 1997 the Company recorded an extraordinary after tax loss of $107,000 or $0.02 per common share reflecting the write-off of unamortized finance costs of a previous refinancing.

       In fiscal 1997 the Company reported net income of $0.2 million or $0.05 per common share compared with $0.7 million or $0.14 per common share in fiscal 1996. Net income and net income per common share decreased $0.5 million and $0.09, respectively, in fiscal 1997 compared to fiscal 1996, primarily as a result of the foregoing factors.

Fiscal Year 1996 vs. 1995

         Although the Company experienced a 2.7% decline in sales to $74.4 million in 1996, this was more than offset by a $5.7 million decrease in cost of goods sold, or 8.9%, as well as reductions in operating and other expenses as discussed below. As a result net income (loss) improved $4.4 million to $0.7 million, compared with a fiscal 1995 loss of $3.7 million. Additionally, the Company reduced its total debt in fiscal 1996 by $6.0 million.

         Fiscal year 1996 net sales of $74.4 million represented a decrease of $2.1 million, or 2.7% compared with fiscal year 1995. Sales of folding cartons increased $3.0 million, or 6.8%, as a result of increased sales to the pharmaceutical and the office supplies markets. Sales of pressure-sensitive labels decreased $1.1 million, or 22.8%, due primarily to reduced sales to the textile market. Laminated product sales decreased $1.1 million, or 23.1% reflecting lower sales of these products to the foods market. Tubular packaging and contract filling sales decreased $0.5 million and $0.3 million, or 3.9% and 15.6%, respectively, as sales of these product lines to the cosmetic and personal care industry declined in fiscal 1996. Flexible packaging sales decreased $2.0 million, or 25.8%, primarily as a result of decreased demand from textile customers.

         Cost of goods sold decreased $5.7 million in fiscal 1996 compared with the prior year. As a percentage of sales, cost of goods sold also improved to 78.4% from 83.8%. Significant improvements in this ratio occurred at Niemand and GB Labels in fiscal 1996. In the prior year, inventory adjustments totaling
$1.6 million and $0.3 million were incurred at Niemand and GB Labels, respectively. No such adjustments were incurred in fiscal 1996. Niemand also benefited from a favorable shift in its product mix, lower overhead of $1.8 million primarily as a result of reduced personnel, and an increase in productivity due to the completed plant consolidation.

         Selling expenses decreased $0.3 million in fiscal 1996 compared with the prior year due to a reduction in personnel.

         General and administrative expenses decreased $1.2 million, or 17.6% in fiscal year 1996. A reduction in corporate office overhead of $1.0 million accounted for substantially all of this decrease. Salary, rental, travel and professional expenses declined reflecting primarily the decentralization of the corporate office.

         In the fourth quarter of fiscal 1995, a charge of $0.8 million was recorded for the estimated cost of environmental remediation at GB Labels. The Company has estimated that the total costs to remediate this site will range from $0.8 million to $1.1 million over a seven to ten year period. No additional amounts were recorded in fiscal 1996.

         In fiscal 1996 a restructuring charge of $1.0 million was recorded as compared to $1.4 million in fiscal 1995. The fiscal 1996 amount included severance for nine members of senior management of $0.9 million, and $0.1 million of costs for moving the corporate office from Charlotte, North Carolina, to Westport, Connecticut.

     Interest expense increased $0.2 million. This reflects higher interest rates on the Company's bank debt in fiscal 1996 partially offset by the impact of reductions in outstanding long-term debt balances.

         In fiscal 1995 other (income) expense, net included $0.7 million of costs related to a terminated merger agreement. No such charges were incurred in fiscal 1996.

         The provision for income taxes as a percentage of pre-tax income was 48.7%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired.

         The Company's fiscal 1996 net income of $0.7 million represents an improvement of $4.4 million compared to fiscal 1995 as a result of the foregoing factors.

Financial Condition

         At June 28, 1997, the Company had working capital of $6.1 million, as compared to $6.5 million at June 29, 1996. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $4.2 million in fiscal 1997 and $7.0 million in fiscal 1996. The decrease in operating cash flow for fiscal 1997 was primarily due to the Company's net income of $0.2 million in fiscal 1997 compared with $0.7 million in fiscal 1996 and an increase in accounts receivable of $2.0 million. The increase in accounts receivable was primarily the result of increased sales in the fourth quarter of fiscal 1997 of $19.6 million compared with $18.3 million for the corresponding quarter of fiscal 1996 and extended credit terms as required by some customers.

         In June 1996, the Company and NationsBank, N.A. agreed to accelerate the maturity of the Company's bank credit agreement to October 15, 1996, and to eliminate several covenants as of June 29, 1996. The Company's bank credit agreement with NationsBank, N.A. provided for a revolving credit facility of $17,500,000, and outstanding term loans of $6,500,000 and $6,964,000. The revolving credit facility and the term loans bore interest at a rate tied to the bank's prime rate. The bank's prime rate was 8.25% at June 29, 1996, while the rate paid by the Company at June 29, 1996 was 10.25%.

     On September 25, 1996, the Company refinanced its debt. The new facility with Harris Trust and Savings Bank consists of a seven year $25 million term loan and a five year $10 million revolving credit facility. The Company pays a commitment fee of 0.5% on the unused portion of the revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, which was $474,000 as of June 28, 1997. The standby letters of credit relate to workman's compensation insurance policies. The term loan is a seven-year loan requiring quarterly principal payments of $625,000 through December 1997. The balance of the term loan is due in quarterly principal payments of $937,500. The revolving credit facility matures on September 25, 2001. Both facilities bear interest rates based on Harris Bank's prime rate or the London Interbank Offered Rate (LIBOR). At June 28, 1997, the interest rate for the term loan was 8.26% based on the LIBOR rate, and the effective interest rate for the revolving credit facility was 8.12%.

         The proceeds from the new credit facility were used to refinance the NationsBank bank credit agreement, to pay the related transaction costs and to fund the future working capital and capital expenditure needs of the Company.

         The new credit facility is secured by substantially all of the assets of the Company.

         During fiscal 1997, the Company amended its financial covenants, and added a fixed charge coverage test. The most restrictive covenants require the maintenance of certain minimum levels of interest coverage and debt ratios. The credit agreement also provides for certain restrictions including sales of assets, capital expenditures, payment of dividends and incurrence of subsidiary debt. The Company was in compliance with the amended loan covenants at June 28, 1997.

         Outstanding bank borrowings net of existing cash balances decreased $0.4 million to $30.6 million during fiscal 1997.

     During fiscal 1997, capital expenditures totaled $2.6 million as compared with $1.5 million for fiscal 1996, and consisted primarily of additions to equipment and a building expansion. In order to accommodate continued growth, Gibraltar makes capital improvements to improve efficiency and product quality. Gibraltar frequently upgrades its equipment by purchasing or leasing equipment.

         Management believes that funds generated by operations, and borrowings available under its current credit facility will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1998 and for the foreseeable future thereafter. Nevertheless, Gibraltar may require or choose to obtain additional capital through public or private debt or equity offerings or additional bank borrowings to fund future developments.

Impact of New Accounting Pronouncements

         Adoption of FAS 123 - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Adoption of FAS 128 - The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in fiscal 1998, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

Forward-Looking Statements

     Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (2) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (3) whether the Company will be able to pass on to its customers expected price increases for paper and paperboard products in the first and second quarters of fiscal 1998; (4) continued stability in other raw material prices,including oil-based resin and plastic film; (5) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (6) pressure on prices from competition or purchasers of the Company's
products;   and  (7)  the introduction  of competing  products by other  firms.
Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. Gibraltar undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.


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


Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III



Item 10. Directors and Executive Officers of the Registrant

         The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1997, and is hereby incorporated by reference. If the definitive proxy statement for the 1997 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1997 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


Item 11. Executive Compensation

         The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1997 and is hereby incorporated by reference. If the definitive proxy statement for the 1997 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1997 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1997 and is hereby incorporated by reference. If the definitive proxy statement for the 1997 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1997 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


Item 13. Certain Relationships and Related Transactions

         The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1997 and is hereby incorporated by reference. If the definitive proxy statement for the 1997 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1997 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1)   Financial Statements
                                                                                                   Page

       Independent Auditors' Report                                                                 F-1

       Consolidated Balance Sheets,
         June 28, 1997 and June 29,1996                                                             F-2

       Consolidated Statements of Operations,
         Years Ended June 28, 1997, June 29, 1996 and July 1, 1995                                  F-3

       Consolidated Statements of Stockholders' Equity,
         Years Ended June 28, 1997, June 29, 1996 and July 1, 1995                                  F-4

       Consolidated Statements of Cash Flows,
         Years Ended June 28, 1997, June 29, 1996 and July 1, 1995                                  F-5

       Notes to Consolidated Financial Statements                                               F-6 to F-17

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

    10.4 Gibraltar Packaging Group, Inc. 1992 Incentive Stock Option Plan, dated March 5, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.5 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

    10.5 Gibraltar Packaging Group, Inc. Director Stock Option Plan dated July 13, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.6 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

    10.6 Employment Agreement, dated December 1, 1992, between Gibraltar Packaging Group, Inc. and Richard Hinrichs (incorporated by reference to Exhibit 28.1 to Gibraltar's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1992 (File No. 00-19800)).

    10.7 Stock Purchase Agreement, dated January 28, 1993, by and among Gibraltar Packaging Group, Inc., Standard Packaging and Printing Corp. and each of the shareholders of Standard Packaging and Printing Corp. (incorporated by reference to Exhibit 2.1 to Gibraltar's Current Report on Form 8-K dated January 28, 1993 (File No. 00-19800)).

    10.8 Registration Rights Agreement, dated as of January 28, 1993, between Gibraltar Packaging Group, Inc. and Brady W. Dickson and Joan H. Dickson (incorporated by reference to Exhibit 28.1 to Gibraltar's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 00-19800)).

    10.9 Agreement and Plan of Reorganization, dated April 28, 1993, by and among Gibraltar Packaging Group, Inc., Niemand Acquisition Corporation, Niemand Holdings, Inc., Niemand Industries, Inc., and each of the stockholders of Niemand Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

    10.10 Registration Rights Agreement, dated April 28, 1993, by and among Gibraltar Packaging Group, Inc. and the former stockholders of Niemand Holdings, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 28.1 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

    10.11 Stock Sale Agreement, dated November 8, 1993, between Gibraltar Packaging Group, Inc. and Golden Belt Manufacturing Company (incorporated by reference to Exhibit 10.35 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

    10.12 Agreement and Plan of Merger, dated as of March 17, 1995, as extended by letter agreement dated June 15, 1995 and as terminated by letter agreement dated August 3, 1995, among Caraustar Industries, Inc., GibPac Acquisition Company and Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 10.37 to Gibraltar's Annual Report on Form 10-K for the year ended July 1, 1995 (File No. 00-19800)).

    10.13 Gibraltar Packaging Group, Inc. 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.39 to Gibraltar's Annual Report 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.14 Credit Agreement, dated September 25, 1996, among Gibraltar Packaging Group, Inc., various financial institutions and Harris Trust and Savings Bank, Individually and as Agent (incorporated by reference to Exhibit 10.40 to Gibraltar's Annual Report on form 10-K for the year ended June 29, 1996 (File No. 00-19800)). (The "Credit Agreement")

    10.15 Revolving Note, dated September 25, 1996, in favor of Harris Trust and Savings Bank, executed by Gibraltar Packaging Group, Inc. In the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.41 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.16 Term Note, dated September 25, 1996, in favor of Harris Trust and Savings Bank, executed by Gibraltar Packaging Group, Inc. In the principal amount of $25,000,000 (incorporated by reference to Exhibit 10.42 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.17 Guaranty, dated September 25, 1996, in favor of Harris Trust and Savings Bank, executed by RidgePak Corporation, Standard Packaging and Printing Co., Niemand Holdings, Inc., Niemand Industries, Inc. and GB Labels, Inc. (incorporated by reference to Exhibit 10.43 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.18 Security Agreement, dated September 25, 1996, among Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp., Niemand Holdings, Inc., Niemand Industries, Inc., GB Labels, Inc. And Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.44 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.19 Pledge Agreement executed by Gibraltar Packaging Group, Inc., dated September 25, 1996, in favor of Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.45 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.20 Pledge Agreement executed by Niemand Holdings, Inc., dated September 25, 1996, in favor of Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.46 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.21 Patent Security Agreement, dated as of September 25, 1996, in favor of Harris Trust and Savings Bank, executed by Niemand Industries, Inc. (incorporated by reference to Exhibit 10.47 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.22 Letter Agreement, dated September 21, 1996 between Gibraltar Packaging Group, Inc. and Jon P. Crane regarding employment (incorporated by reference to Exhibit 10.48 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    10.23 Letter Agreement, dated January 29, 1996 between Gibraltar Packaging Group, Inc. and James A. Stajkowski regarding employment (incorporated by reference to Exhibit 10.49 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

    *10.24 First Amendment to Credit Agreement, dated March 31, 1997, among Gibraltar Packaging Group, Inc., various financial institutions and Harris Trust and Savings Bank, Individually and as Agent.

    *10.25 Second Amendment to Credit Agreement, dated July 18, 1997, among Gibraltar Packaging Group, Inc., various financial institutions and Harris Trust and Savings Bank, Individually and as Agent.

    21. Subsidiaries of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the year ended July 1, 1995 (File No. 00-19800)).

    *23.1    Consent of Deloitte & Touche LLP.

    *27.1    Financial Data Schedule.


-----------------

* Filed herewith.

         (b)    Reports on Form 8-K.
                None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GIBRALTAR PACKAGING GROUP, INC.

         By:               /s/ John W. Lloyd
                           John W. Lloyd
                           Chief Financial Officer

         Date:      September 26, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Walter E. Rose                         /s/ John W. Lloyd
     Walter E. Rose                             John W. Lloyd
     Chief Executive Officer and                Chief Financial Officer
     President                                  (Principal Financial and
     (Principal Executive Officer)              Accounting Officer)
     September 24, 1997                         September 24, 1997



     /s/ David G. Chandler                      /s/ Robert G. Shaw
     David G. Chandler                          Robert G. Shaw
     Chairman of the Board                      Director
     September 24, 1997                         September 24, 1997



     /s/ Edgar D. Jannotta, Jr.                 /s/ John D. Strautnieks
     Edgar D. Jannotta, Jr.                     John D. Strautnieks
     Director                                   Director
     September 24, 1997                         September 24, 1997

INDEPENDENT AUDITORS' REPORT
Board of Directors
Gibraltar Packaging Group, Inc.

We have audited the accompanying consolidated balance sheets of Gibraltar Packaging Group, Inc. and its subsidiaries (the Company) as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gibraltar Packaging Group, Inc. and subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Stamford, Connecticut
September 25, 1997

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)




                                                                                   June 28     June 29
                                                                                      1997        1996
ASSETS

CURRENT ASSETS:
     Cash                                                                          $    110    $   --
     Accounts receivable  (Net of allowance for doubtful accounts of $127
         and $231, respectively)                                                      8,840       6,860
     Inventories                                                                      9,006       9,172
     Deferred income taxes                                                              412         713
     Prepaid and other current assets                                                   437         809
                                                                                   --------    --------
         Total current assets                                                        18,805      17,554
PROPERTY, PLANT AND EQUIPMENT - Net                                                  34,544      35,167
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
     (Net of accumulated amortization of $2,783 and
     $2,197, respectively)                                                           20,524      21,109
OTHER ASSETS  (Net of accumulated amortization of $137 and
     $84, respectively)                                                               1,185         215
                                                                                   --------    --------
TOTAL                                                                              $ 75,058    $ 74,045
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Checks not yet presented                                                      $   --      $  1,042
     Current portion of long-term debt                                                3,313       2,115
     Accounts payable                                                                 5,947       5,261
     Accrued expenses                                                                 2,775       2,362
     Income taxes payable                                                               692         319
                                                                                   --------    --------
         Total current liabilities                                                   12,727      11,099
LONG-TERM DEBT - Net of current portion                                              27,382      27,834
DEFERRED INCOME TAXES                                                                 3,028       3,278
OTHER LONG-TERM LIABILITIES                                                             821         828
                                                                                   --------    --------
         Total liabilities                                                           43,958      43,039
                                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;  1,000,000 shares authorized;  none issued
     Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,041,544 issued and outstanding                                       50          50
     Additional paid-in capital                                                      28,162      28,162
     Retained earnings                                                                3,019       2,794
     Minimum pension liability in excess of unrecognized
     prior service costs                                                               (131)       --
                                                                                   --------    --------
         Total stockholders' equity                                                  31,100      31,006
                                                                                   --------    --------

TOTAL                                                                              $ 75,058    $ 74,045
                                                                                   ========    ========

See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JULY 1, 1995
                        (In thousands except share data)




                                                                            1997             1996              1995
                                                                      ----------       ----------        ----------
NET SALES                                                             $   74,710       $   74,384        $   76,456

COST OF GOODS SOLD                                                        59,396           58,328            64,045
                                                                      ----------       ----------        ----------

GROSS PROFIT                                                              15,314           16,056            12,411
                                                                      ----------       ----------        ----------

OPERATING EXPENSES:

   Selling                                                                 4,301            4,128             4,382

   General and administrative                                              6,475            5,733             6,956

   Amortization of excess of purchase price
     over net assets acquired                                                586              582               587

   Restructuring charges                                                       -            1,038             1,386

   Environmental remediation costs                                             -                -               750
                                                                      ----------       ----------        -----------

   Total operating expenses                                               11,362           11,481            14,061
                                                                      ----------       ----------        ----------

INCOME (LOSS) FROM OPERATIONS                                              3,952            4,575            (1,650)
                                                                      ----------       ----------        ----------


OTHER (INCOME) EXPENSE:

   Interest expense                                                        3,033            3,218             2,970

   Interest income                                                             -               (5)               (5)

   Other (income) expense - net                                               28               (5)              687
                                                                      ----------       ----------        ----------

     Other expense - net                                                   3,061            3,208             3,652
                                                                      ----------       ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                                            891            1,367            (5,302)

PROVISION (BENEFIT) FOR INCOME TAXES                                         559              666            (1,617)
                                                                      ----------       ----------        ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      332              701            (3,685)

EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result of debt repayment)               (107)                 -                -
                                                                      ----------       -----------       -----------

NET INCOME (LOSS)                                                     $      225       $      701        ($   3,685)
                                                                      ==========       ==========        ==========

PER COMMON SHARE AMOUNTS:

   Income (Loss) Before Extraordinary Item                            $     0.07       $     0.14            ($0.73)
                                                                      ==========       ==========        ==========

   Net Income (Loss)                                                  $     0.05       $     0.14            ($0.73)
                                                                      ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                        5,042            5,042             5,040
                                                                      ==========       ==========        ==========
   (primary and fully diluted)


See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JULY 1, 1995
                        (In thousands except share data)





                                        Common Stock          Additional
                                   Number of                    Paid-in      Retained
                                    Shares         Amount       Capital      Earnings          Other         Total
                                   ----------    ----------   ----------      --------         ----------   --------
BALANCE, July 2, 1994              5,038,213    $       50    $   28,140   $    5,778       $     --     $   33,968

Issuance of common stock in
connection with the exercise of
incentive stock options                3,331                         22                                          22

Net loss                                                                       (3,685)                       (3,685)
                                   ----------    ----------   ----------      --------         ----------   --------

BALANCE, July 1, 1995              5,041,544            50        28,162        2,093             --         30,305

Net income                                                                        701                           701
                                   ----------    ----------   ----------      --------         ----------   --------

BALANCE, June 29, 1996             5,041,544            50        28,162        2,794             --         31,006

Net income                                                                        225                           225

Adjustment for minimum
   pension liability                                                                              (131)        (131)
                                   ----------    ----------   ----------      --------         ----------   --------

BALANCE, June 28, 1997             5,041,544    $       50     $  28,162   $   3,019           ($  131)    $ 31,100
                                   ==========   ==========    ==========   ==========          ==========   ========



See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JULY 1, 1995
                                 (In thousands)




                                                                            1997             1996              1995
                                                                      ----------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $      225       $      701        $   (3,685)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Extraordinary item - write-off of finance charges                   173
         Depreciation and amortization                                     3,977            3,892             3,745
         Loss on sale of fixed assets                                         32               31               293
         Deferred income taxes                                                 -              551            (1,848)
         Non-cash portion of restructuring charge                              -                -             1,125
         Changes in operating assets and liabilities:
              Accounts receivable - net                                   (1,980)             824             1,428
              Inventories                                                    166            1,315               229
              Income taxes                                                   424              495             2,070
              Prepaid expenses and other assets                              213               23              (112)
              Accounts payable                                               686             (806)            1,123
              Accrued expenses and other liabilities                         275               15            (1,586)
                                                                      ----------       ----------        ----------

     Net Cash Provided by Operating Activities                             4,191            7,041             2,782
                                                                      ----------       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                             28              108             1,171
     Purchases of property, plant and equipment                           (2,640)          (1,480)           (2,381)
                                                                      ----------       ----------        ----------

     Net Cash Used in Investing Activities                                (2,612)          (1,372)           (1,210)
                                                                      ----------       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving credit facility             356           (2,196)            1,073
     Net principal repayments of long-term debt                          (30,557)          (3,765)           (3,777)
     Net (repayments) borrowings under capital leases                       (103)              (6)              307
     Proceeds from refinancing                                            31,050                -                 -
     Refinancing costs                                                    (1,173)               -                 -
     Net proceeds from issuance of common stock                                -                -                22
                                                                      ----------       ----------        ----------

     Net Cash Used in Financing Activities                                  (427)          (5,967)           (2,375)
                                                                      ----------       ----------        ----------

NET INCREASE (DECREASE) IN CASH
(CHECKS NOT YET PRESENTED)                                                 1,152             (298)             (803)

(CHECKS NOT YET PRESENTED) CASH AT
BEGINNING OF YEAR                                                         (1,042)            (744)               59
                                                                      ----------       -----------       ----------

CASH (CHECKS NOT YET PRESENTED) AT
END OF YEAR                                                           $      110       $   (1,042)       $     (744)
                                                                      ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                                $       62       $       59        $       71
                                                                      ==========       ==========        ==========
     Interest paid                                                    $    2,376       $    2,902        $    2,857
                                                                      ==========       ==========        ==========
SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Capital lease obligations                                        $      198       $      301        $      307
                                                                      ==========       ==========        ==========


See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JULY 1, 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Gibraltar Packaging Group, Inc. (the Company) and its wholly owned subsidiaries - RidgePak Corporation (Flashfold Carton), Standard Packaging & Printing Corporation, Niemand Industries, Inc. and GB Labels, Inc. All significant intercompany accounts and transactions have been eliminated.

Description of Business - The Company designs and manufactures high quality specialty packaging products in facilities located in Nebraska, Indiana, Alabama and North Carolina, and markets these products to customers throughout the United States and Canada. The Company's products include folding cartons, specialty laminated containers, pressure-sensitive labels, flexible packaging, tubular packaging and contract packaging and filling for a wide range of businesses.

Fiscal Year - The Company ends its fiscal year on the Saturday closest to June
30.

Accounts Receivable - The changes in the allowance for doubtful accounts receivable consists of the following (in thousands):


                                                                                   Years Ended
                                                                   June 28           June 29           July 1
                                                                      1997              1996             1995

     Allowance, Beginning of Year                               $      231        $      211       $      107

     Provision for Uncollectible Accounts                               74               171              305

     Write-off of Uncollectible Accounts                              (178)             (151)            (201)
                                                                ----------        ----------       ----------

     Allowance, End of Year                                     $      127        $      231       $      211
                                                                ==========        ==========       ==========


Inventories - Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.

Property and Equipment - Depreciation is provided using the straight-line method over the following estimated useful lives:

     Buildings                                                     30 years
     Machinery and equipment                                     2-20 years
     Vehicles                                                     3-8 years
     Furniture and fixtures                                      3-10 years

Excess of Purchase Price Over Net Assets Acquired - The excess of purchase price over net assets acquired is being amortized over a forty-year period on a straight-line basis. The Company regularly evaluates the recoverability of goodwill using estimates of undiscounted future cash flows and operating earnings of the businesses acquired. There was no effect on the Company's financial position or results of operations from the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

Other Assets - At June 28, 1997 other assets is primarily comprised of debt issuance costs. The Company capitalized approximately $1,173,000, representing the cost of refinancing its debt under a new credit facility as described in
Note 4. The Company recognizes the cost ratably over the term of the new credit facility, five to seven years. Accumulated amortization at June 28, 1997 was $137,000.

Revenue Recognition - Sales and related cost of sales are recognized upon the earlier of shipment of products or acceptance by the customer.

Net Income (Loss) Per Common Share - Net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as calculated under the treasury stock method. Common stock equivalents, which have an antidilutive effect on the computation for any period, are not included as outstanding for the period.

Adoption of FAS 123 - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Adoption of FAS 128 - The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in fiscal 1998, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  INVENTORIES

Inventories consisted of the following (in thousands):




                                                                                June 28               June 29
                                                                                   1997                  1996

     Finished goods                                                          $    5,262            $    4,727
     Work in process                                                              1,160                 1,395
     Raw materials                                                                2,160                 2,739
     Manufacturing supplies                                                         424                   311
                                                                             ----------            ----------
                                                                             $    9,006            $    9,172
                                                                             ==========            ==========




3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):




                                                                                June 28               June 29
                                                                                   1997                  1996

     Land                                                                    $      676            $      676
     Buildings                                                                   11,703                11,292
     Machinery, equipment
       and vehicles                                                              33,559                32,445
     Furniture and fixtures                                                       1,828                 1,584
     Construction-in-progress                                                     1,517                   682
                                                                             ----------            ----------
                                                                                 49,283                46,679
     Less accumulated depreciation                                               14,739                11,512
                                                                             ----------            ----------
                                                                             $   34,544            $   35,167
                                                                             ==========            ==========


4.  FINANCING AGREEMENTS

Long-term debt consisted of (in thousands):


                                                                                       June 28          June 29
                                                                                          1997             1996

Bank term loan,  quarterly principal payments of $625,000 through December 1997,
   $937,500 per quarter thereafter, interest is payable quarterly.                    $ 23,750              $ -

Revolving  credit  facility,  matures  September 25, 2001,  interest is
   payable quarterly.                                                                    5,950                -

Revolving  credit  facility,  proceeds  used for working  capital needs
   and capital expenditures.                                                                 -           15,329

Bank term loan, proceeds used for the acquisition of Standard.                               -            6,500

Bank term loan, proceeds used for the acquisition of Niemand.                                -            6,964

Note payable, for capital expansion of Marion,  Alabama facility, due in monthly principal and interest installments of $8 through June,
   2008. Note bears interest at 5% per annum.                                              797              855

Capital lease obligations                                                                  198              301
                                                                                  ------------     ------------
Total                                                                                   30,695           29,949
Less current portion                                                                    (3,313)          (2,115)
                                                                                  ------------     ------------
Long-term debt                                                                    $     27,382     $     27,834
                                                                                  ============     ============


In June 1996, the Company and NationsBank, N.A. agreed to accelerate the maturity of the Company's bank credit agreement to October 15, 1996, and to eliminate several covenants as of June 29, 1996. The Company's bank credit agreement with NationsBank, N.A. provided for a revolving credit facility of $17,500,000, and outstanding term loans of $6,500,000 and $ 6,964,000.
The revolving credit facility and the term loans bore interest at a rate tied to the bank's prime rate. The bank's prime rate was 8.25% at June 29, 1996, while the rate paid by the Company at June 29, 1996 was 10.25%.

On September 25, 1996, the Company refinanced its debt. The new facility with Harris Trust and Savings Bank consists of a seven year $25 million term loan and a five year $10 million revolving credit facility (the credit agreement). The Company pays a commitment fee of 0.5% on the unused portion of the revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, which was $474,000 as of June 28, 1997. The standby letters of credit relate to workman's compensation insurance policies. Both facilities bear interest rates based on Harris Bank's prime rate or the London Interbank Offered Rate (LIBOR). At June 28, 1997, the interest rate for the term loan was 8.26% based on the LIBOR rate, and the effective interest rate for the revolving credit facility was 8.12%.

The proceeds from the new credit facility were used to refinance the NationsBank bank credit agreement, to pay the related transaction costs and to fund the future working capital and capital expenditure needs of the Company.

The Company's policy is to classify borrowings under the revolving credit facility as long-term debt since the Company has the ability under its credit agreement, and the intent, to maintain these obligations for longer than one year.

The new credit facility is secured by substantially all of the assets of the Company.

During fiscal 1997, the Company amended its financial covenants, and added a fixed charge coverage test. The most restrictive covenants require the maintenance of certain minimum levels of interest coverage and debt ratios. The credit agreement also provides for certain restrictions including sales of assets, capital expenditures, payment of dividends and incurrence of subsidiary debt. The Company was in compliance with the amended loan covenants at June 28, 1997.

The Company has purchased an interest rate cap agreement to reduce the impact of changes in interest rates. The cap agreement entitles the Company to receive from the counterparty (major bank) the notional amount multiplied by the differences between the variable 1-month LIBOR and cap rates when the 1-month LIBOR exceeds the cap rate. The cap rate in the above agreement is 10% and matures on June 30, 1998. The premium related to the cap agreement is being amortized over the life of the agreement.

At June 28, 1997, the scheduled principal repayments under the new credit facility and future minimum payments under finance leases and note payable were as follows (in thousands):

                                             Amounts
             1998                        $     3,313
             1999                              3,843
             2000                              3,823
             2001                              3,822
             2002                              9,774
       Thereafter                              6,120
                                         -----------
            Total                        $    30,695
                                         ===========

5.       INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):




                                                                   June 28           June 29           July 1
                                                                      1997              1996             1995
     Current:
       Federal                                                  $      478        $       30       $      193
       State                                                            31                85               38
     Deferred                                                           50               551           (1,848)
                                                                ----------        ----------       ----------
                                                                $      559        $      666          $(1,617)
                                                                ==========        ==========       ==========

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes:



                                                                       June 28         June 29         July 1
                                                                          1997            1996           1995

     Statutory rate                                                      34.0%           34.0%        (34.0%)
     State income tax effect                                              3.7%            5.9%         (1.8%)
     Reduction of valuation allowance                                       -           (8.7)%             -
     Amortization of excess of purchase price over
       net assets acquired                                               22.3%           14.5%          3.8%
     Other - net                                                          2.7%            3.0%          1.5%
                                                                     ---------      ----------     ---------
     Total                                                               62.7%           48.7%        (30.5%)
                                                                     =========      ==========     ==========

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax liabilities and assets are comprised of the following (in thousands):



                                                                                       June 28        June 29
                                                                                          1997           1996
     Deferred income tax assets:
       Difference in basis of amortizable assets                                   $       846    $         -
       Non-deductible accrued liabilities                                                  330            639
       Net operating loss carryforwards of
         a subsidiary company                                                              699            699
       State net operating loss carryforwards                                              590            579
       State tax credits carryforward                                                      615            615
       Federal net operating loss carryforward                                             760          1,520
       AMT credit carryforward                                                             385            259
       Differences in the basis of inventory
         for tax purposes                                                                  370            241
       Other - net                                                                         223            305
                                                                                   -----------    -----------
     Total                                                                               4,818          4,857
     Deferred tax asset valuation allowance                                               (147)          (137)
                                                                                   -----------    -----------
     Net                                                                                 4,671          4,720
                                                                                   -----------    -----------
     Deferred tax liabilities:
       Difference in basis of property, plant
         and equipment                                                                  (7,210)        (7,130)
       Unamortized balance of
         tax LIFO reserve                                                                    -            (39)
       Other                                                                               (77)          (116)
                                                                                   -----------    -----------
     Total                                                                              (7,287)        (7,285)
                                                                                   -----------    -----------
     Net deferred income tax liability                                             $    (2,616)   $    (2,565)
                                                                                   ===========    ===========


At June 28, 1997, the Company had the following tax net operating loss carryfowards for federal income tax purposes (in thousands):

     Expiration                                    Amounts
        2006                                     $       447
        2007                                             664
        2008                                             929
        2009                                               -
        2010                                           1,778
        2011                                             458
                                                 -----------
        Total                                    $     4,276
                                                 ===========

Approximately $2.1 million of such losses relate to a subsidiary company, which are available to be utilized only against future taxable income of such subsidiary.

At June 28, 1997, the Company had a state investment tax credit carryforward of $0.6 million which expires if unutilized by the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

The Company's income tax returns for the years 1992 through 1995 are currently under examination by the Internal Revenue Service. The Company believes that adequate accruals have been provided for all years.


6.       EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan (the plan) covering substantially all of the RidgePak Corporation hourly employees fulfilling participation requirements. Benefits are based on the employee's years of credited service. The Company's funding policy is to contribute annually the minimum amount required under ERISA. Plan assets are held by an independent trustee and consist of U.S. Government securities, time deposits, common stocks, corporate bonds and collective investment funds.

The net periodic pension cost and assumptions used for the years presented included the following components (in thousands):




                                                                       June 28         June 29         July 1
                                                                          1997            1996           1995
     Service cost-benefits
       earned during the period                                    $        43     $        36    $        28
     Interest cost on projected
       benefit obligation                                                   30              27             24
     Actual return on plan assets                                          (25)            (53)           (29)
     Net amortization and deferral                                          (3)             33             10
                                                                   -----------     -----------    -----------

     Net periodic pension cost                                     $        45     $        43    $        33
                                                                   ===========     ===========    ===========

     Discount rate                                                         7.75%           7.5%           7.5%
     Expected long-term rate of return                                        8%             8%             8%


The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheets (in thousands):



                                                                       June 28         June 29         July 1
                                                                          1997            1996           1995
     Actuarial present value of benefit obligations:
     Vested benefit obligation                                     $       371     $       319    $       307
                                                                   ===========     ===========    ===========
     Accumulated benefit obligation                                $       467     $       397    $       372
                                                                   ===========     ===========    ===========
     Projected benefit obligation for
       service rendered to date                                    $      (467)    $      (397)   $      (372)
     Plan assets at fair value                                             428             421            357
                                                                   -----------     -----------    -----------
     Plan assets in excess of (less than)
       projected benefit obligation                                        (39)             24            (15)
     Unrecognized loss                                                     131             113            154
                                                                   -----------     -----------    -----------
     Prepaid pension cost                                          $        92     $       137    $       139
                                                                   ===========     ===========    ===========

As is required by Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the June 28, 1997 consolidated balance sheet a minimum liability of the unfunded accumulated benefit obligation as an accrued liability with an offsetting equity adjustment. As of June 28, 1997 the minimum liability amounted to $131,000.

The Company also sponsors a defined contribution 401(k) plan (the Gibraltar
Plan). Employees are eligible to participate in the Gibraltar Plan upon completion of six months of credited service. Participants fully vest in Company contributions after five years with partial vesting after one year. An employee may contribute up to 15% of his or her earnings on a pre-tax basis subject to IRS limitations. The Company matches 25% of an employee's contribution up to a maximum of 4% of eligible compensation. The Company also makes a quarterly profit sharing contribution when the earnings per share of Gibraltar stock is $0.15 per share or higher in any fiscal quarter. The profit sharing portion of each participant's account is invested in Gibraltar stock.

The Company's contributions to the Gibraltar Plan for the years ended June 28, 1997, June 29, 1996, and July 1, 1995 approximately $77,000, $76,000 and
$119,000, respectively.


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

As of June 28, 1997, the following options were outstanding under the plan:

        Grant Date                 Number of Shares         Exercise Price
     July 13, 1992                        35,334              $      6.00
     January 28, 1993                      4,000              $      6.50
     July 1, 1993                         12,000              $      8.00
     July 1, 1994                         18,500              $      9.00
                                    ------------
     Total                                69,834
                                    ============

During fiscal year 1997, no shares were exercised and 47,500 shares were canceled. As of June 28, 1997, 65,002 shares were exercisable.

Effective July 13, 1992, Gibraltar adopted the Gibraltar Packaging Group, Inc. Director Stock Option Plan (Directors Plan). Under the Directors Plan, each independent director may receive a grant of an option to purchase 3,000 shares of Gibraltar's common stock at an exercise price equal to the fair market value at the date such person is elected to the board. Options granted under the Directors Plan are exercisable no earlier than six months and no later than ten years from the grant date. As of June 28, 1997, the following options were outstanding under the plan:

        Grant Date                 Number of Shares        Exercise Price
     July 13, 1992                        6,000              $6.00
     July 1, 1993                         6,000              $8.00
     July 1, 1994                        10,000              $9.00
                                   ------------
     Total                               22,000
                                   ============

During fiscal year 1997, no shares were exercised or canceled. As of June 28, 1997, 18,667 shares were exercisable.

Effective August 1, 1996, Gibraltar adopted the Gibraltar Packaging Group, Inc. 1996 Non-Qualified Stock Option Plan (1996 Plan). The 1996 Plan is administered by the Compensation Committee (the Committee) of the Board of Directors of the Company, who determines the exercise price of options awarded on the grant date. Gibraltar may grant to key employees options to purchase in the aggregate up to 300,000 shares of Gibraltar's common stock. Options granted under the 1996 Plan are exercisable no earlier than six months and no later than ten years from the grant date. The Committee may further limit the exercisability of the options in such manner as the Committee deems appropriate, including, without limitation, the achievement of specified performance goals or other criteria. As of June 28, 1997, the following options were outstanding under the plan:

         Grant Date                 Number of Shares         Exercise Price
     August 1, 1996                       225,000                 $4.00

During fiscal year 1997, no shares were exercised or canceled. As of June 28, 1997, 45,000 shares were exercisable.

Of the 225,000 shares granted August 1, 1996, all shares were granted at an exercise price equal to the fair market value on that date. Any exercise of options must be for a minimum of 500 shares of Stock and shall only be exercisable in accordance with the following vesting schedule:

     Date Shares of Stock May Be Purchased         Percentage of Shares of Stock

     Six months from Grant Date                               20%
     1 year from Grant Date                                   20%
     2 years from Grant Date                                  20%
     3 years from Grant Date                                  20%
     4 years from Grant Date                                  20%

The specific performance criteria which must be met before these shares can be purchased are as follows:

  Shares Vesting                                 Performance Criteria

  1 year from Grant Date        Fair Market Value of Stock equal to or greater
                                          than $6.00 per share
  2 years from Grant Date       Fair Market Value of Stock equal to or greater
                                          than $7.00 per share
  3 years from Grant Date       Fair Market Value of Stock equal to or greater
                                           than $8.00 per share
  4 years from Grant Date       Fair Market Value of Stock equal to or greater
                                           than $9.00 per share

The 225,000 options shall become immediately fully exercisable if any of the following occurs:

         1. If there occurs any transaction that has the result that stockholders of the Company cease to own at least 51% of the voting stock of the Company.

         2. The stockholders of the Company approve a plan of merger, consolidation, reorganization, liquidation or dissolution in which the Company does not survive.

         3. The stockholders of the Company approve a plan for the sale, lease, exchange, transfer, assignment or other disposition of all or substantially all the property and assets of the Company.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan and Directors' Plan. Accordingly, no compensation cost has been recognized for those plans. Had compensation cost for the 1996 Plan been determined based on the fair value of the option at date of grant consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   June 28
                                                                      1997

     Net income                       As reported                 $      225
                                      Pro forma                          199

     Net income per share             As reported                 $     0.05
                                      Pro forma                         0.04

The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                June 28
                                                                   1997

     Risk free interest rate                                            6.1%
     Expected life                                                      4
     Expected volatility                                               32  %
     Expected dividend yield                                            0

At June 28, 1997 the stock option exercise prices for all three plans exceeded the market value of the Company's common stock and are therefore excluded from the Company's earnings per share calculation.


8.  COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases office space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the years ended June 28, 1997, June 29, 1996, and July 1, 1995 under such lease agreements was approximately $960,000, $933,000 and $912,000, respectively. In addition, rental income related to sub-leases on office space for the years ended June 29, 1996 and July 1, 1995 approximated $139,000 and $92,000, respectively. Due to the relocation of the Corporate office as described in Note 10, all sub-leases were terminated during fiscal year 1996. As of June 28, 1997, approximate minimum future lease commitments were as follows (in thousands):

                                                                   Amounts
            1998                                                   $1,102
            1999                                                      911
            2000                                                      718
            2001                                                      620
            2002                                                      410
      Thereafter                                                      129
                                                                  --------
           Total                                                   $3,890
                                                                  ========

Legal Proceedings - From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of the Company.

Environmental Matter - In May 1995 the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company estimated that the total costs to remediate this site will range between $750,000 and $1.1 million over a seven to ten year period. The Company is currently conducting a follow-up assessment of the facility. The Company's accrual for such remediation costs approximates $598,000 and $605,000 as of June 28, 1997 and June 29, 1996,
respectively. The Company is unable to determine whether amounts in excess of this amount will be incurred as a result of the remediation efforts or other related claims, if any. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations of the Company.

Employment Agreements - The Company has employment agreements with certain officers and management personnel. The terms of these agreements are specific to each employee.


9.  RELATED PARTY TRANSACTIONS

During fiscal year 1995 the Company paid $175,000 in fees to William Blair & Company (a major stockholder) for advisory services relating to a terminated merger agreement.

Certain officers of the Company hold an equity interest in Rostra Technologies, Inc. (Rostra), a related party. During fiscal year 1997 and 1996, the Company paid $389,423 and $228,834, respectively, to Rostra in management fees for services provided by the Company's CEO and CFO. At June 28, 1997, the Company owed Rostra $179,190 for such fees.

In January of 1997, the Company entered into a note receivable with an officer of the Company with interest at 5.63% accruing monthly. Principal and interest are due January 31, 1998. The balance at June 28, 1997 was $111,605.


10.      SEVERANCE, OFFICE MOVING AND RESTRUCTURING CHARGES

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

In fiscal 1996, the Company recorded a pre-tax charge of $1,038,000 for severance of nine members of senior management ($937,000) and other costs with no future benefits resulting from the move of the corporate office ($101,000) from Charlotte, North Carolina to Westport, Connecticut. The charge was largely recorded in the second ($249,000) and third ($745,000) quarters of the fiscal year. At June 29, 1996, the remaining severance liability approximated $621,000. The costs related to the office move included amounts for lease terminations and the write-off of leasehold improvements. The move was completed by June 29, 1996. The remaining liability at June 29, 1996 for this move was approximately $50,000 and related to the termination of the Charlotte office lease.

At June 28, 1997 accrued liabilities include approximately $300,000, which relates to severance costs associated with the Company's fiscal 1996 restructuring charges. The majority of the cash outlays relative to the 1996 restructuring charges were made during 1997. There were no material changes to accrued restructuring charges for fiscal 1997.

11.      CUSTOMER CONCENTRATION

Sales to one customer, Smead Manufacturing, represented approximately 11.0%, 10.6% and 11.0% of net sales in fiscal years 1997, 1996 and 1995, respectively.


12.       FINANCIAL INSTRUMENTS AND OFF BALANCE SHEET RISK

Concentration of credit risk - Financial instruments that potentially subject the Company to credit risk consist principally of receivables. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by the Company's ongoing credit evaluation process and due to the large number of customers comprising the Company's customer base. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair value of financial instruments - The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its long-term revolving credit agreement and other long-term borrowings approximates fair value due to the variable interest rates.

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of June 28, 1997, the fair value of the letters of credit was $474,000.

The fair value of the Company's interest rate cap agreement is based on the estimated cost to terminate or settle the obligation. As of June 28, 1997 the fair value of the agreement was zero.

Derivatives - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

The Company has purchased an interest rate cap agreement to reduce the impact of changes in interest rates. The cap agreement entitles the Company to receive from the counterparty (major bank) the notional amount multiplied by the differences between the variable 1-month LIBOR and cap rates when the 1-month LIBOR exceeds the cap rate. The cap rate in the above agreement is 10% and matures on June 30, 1998. The premium related to the cap agreement is being amortized over the life of the agreement.

13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 28, 1997 and June 29, 1996 (in thousands, except per share data):



                                                     Quarter Ended
         1997                  September 30       December 31         March 31           June 28               Year
                                   (1)
Net Sales                   $        18,496    $       17,805   $       18,817    $       19,592   $         74,710
Gross Profit                          3,598             3,572            4,095             4,049             15,314
Income (Loss) before
   Extraordinary Item                  (66)                39              235               124                332
Net Income (Loss)                     (173)                39              235               124                225
Per Common Share Amounts:
(primary and fully diluted)
Income (Loss) before
   Extraordinary Item       $        (0.02)    $         0.01   $         0.05    $         0.03   $           0.07

Net Income (Loss)           $        (0.04)    $         0.01   $         0.05    $         0.03   $           0.05

                                                     Quarter Ended
         1996                  September 30       December 31         March 31           June 29               Year
                                                                       (2)
Net Sales                   $        19,109    $       17,867   $       19,135    $       18,273   $         74,384
Gross Profit                          4,015             3,792            4,282             3,967             16,056
Income (Loss) before
   Extraordinary Item                   471                84             (66)               212                701
Net Income (Loss)                       471                84             (66)               212                701
Per Common Share Amounts:
(primary and fully diluted)
Income (Loss) before
   Extraordinary Item       $          0.09    $         0.02   $      (0.01)     $         0.04   $           0.14

Net Income (Loss)           $          0.09    $         0.02   $      (0.01)     $         0.04   $           0.14


(1) The first quarter of 1997 net income (loss) includes an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.

(2) Net income (loss) for the third quarter of 1996 includes a restructuring charge of $745,000 consisting primarily of severance costs for divisional personnel and expenses related to the move of the corporate office from Charlotte, North Carolina to Westport, Connecticut.