Form 10-Q
period 1997-09-30
GIBRALTAR PACKAGING GROUP INC
filed 1997-11-12
CIK 882830

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ------------------


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

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

                                 (203) 227-0400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  Yes        No
                                            ---        ---

         As of September 30, 1997, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------
                                     INDEX
                                     -----

                                                                  Page Number
                                                                  -----------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Financial Statements

         Consolidated Balance Sheets                                    1
            As of September 30, 1997 (Unaudited) and June 28, 1997

         Consolidated Statements of Operations (Unaudited) for the      2
            Three Months Ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows (Unaudited) for the      3
            Three Months Ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements (Unaudited)         4

         Management's Discussion and Analysis of Interim Financial      6
            Condition and Results of Operations

PART II. OTHER INFORMATION
-------- -----------------

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

         Signature                                                      9

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)



                                                            September 30,     June 28,
                                                                 1997           1997
                                                            -------------     --------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash ....................................................   $   --     $    110
   Accounts receivable (Net of allowance for
     doubtful accounts of $143 and $127, respectively) .....      8,194      8,840
   Inventories (Note B) ....................................      9,372      9,006
   Deferred income taxes ...................................        412        412
   Prepaid and other current assets ........................        856        437
                                                               --------   --------
          Total current assets .............................     18,834     18,805
 PROPERTY, PLANT AND EQUIPMENT - Net .......................     34,187     34,544
 EXCESS OF PURCHASE PRICE OVER NET
   ASSETS ACQUIRED (Net of accumulated
   amortization of $2,929 and $2,783, respectively) ........     20,378     20,524
 OTHER ASSETS (Net of accumulated amortization
   of $182 and $137, respectively) .........................      1,208      1,185
                                                               --------   --------
 TOTAL .....................................................   $ 74,607   $ 75,058
                                                                =======   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Checks not yet presented ................................   $    286   $   --
   Current portion of long-term debt .......................      3,909      3,313
   Accounts payable ........................................      6,435      5,947
   Accrued expenses ........................................      1,524      2,775
   Income taxes payable ....................................        796        692
                                                               --------   --------
          Total current liabilities ........................     12,950     12,727
 LONG-TERM DEBT - Net of current portion ...................     26,634     27,382
 DEFERRED INCOME TAXES .....................................      2,964      3,028
 OTHER LONG-TERM LIABILITIES ...............................        814        821
                                                               --------   --------
         Total liabilities .................................     43,362     43,958
                                                               --------   --------
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued
   Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,041,544 issued and outstanding ...........         50         50
   Additional paid-in capital ..............................     28,162     28,162
   Retained earnings .......................................      3,033      3,019
   Minimum pension liability in excess of unrecognized
     prior service costs ...............................           --         (131)
                                                               --------   --------
          Total stockholders' equity .......................     31,245     31,100
                                                               --------   --------
 TOTAL .....................................................   $ 74,607   $ 75,058
                                                               ========   ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands except per share data)


                                                                             Three Months Ended
                                                                                 September 30,
                                                                            --------------------
                                                                            1997            1996
                                                                            ----            ----
NET SALES ...........................................................   $    19,328    $    18,472
COST OF GOODS SOLD ..................................................        15,781         14,902
                                                                        -----------    -----------
GROSS PROFIT ........................................................         3,547          3,570
                                                                        -----------    -----------
OPERATING EXPENSES:
  Selling ...........................................................         1,077            991
  General and administrative ........................................         1,542          1,550
  Amortization of excess of purchase price
    over net assets acquired ........................................           146            147
                                                                        -----------    -----------
      Total operating expenses ......................................         2,765          2,688
                                                                        -----------    -----------
INCOME FROM OPERATIONS ..............................................           782            882
                                                                        -----------    -----------
OTHER (INCOME) EXPENSE:
   Interest expense .................................................           707            896
   Other (income) expense - net .....................................           (46)             3
                                                                        -----------    -----------
      Other expense - net ...........................................           661            899
                                                                        -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ...................................           121            (17)
PROVISION FOR INCOME TAXES ..........................................           107             49
                                                                        -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .............................            14            (66)
EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result of debt repayment) ........          --             (107)
                                                                        -----------    -----------
NET INCOME (LOSS) $ .................................................            14    $      (173)
                                                                        -----------    -----------
PER COMMON SHARE AMOUNTS:

   Income (Loss) Before Extraordinary Item ..........................   $       --     $     (0.02)
                                                                        ===========    ===========
   Net Income (Loss) ................................................   $       --     $     (0.04)
                                                                        ===========    ===========
WEIGHTED AVERAGE SHARES
   OUTSTANDING (primary and fully diluted) ..........................     5,041,544      5,041,544
                                                                        ===========    ===========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                               -------------------
                                                                               1997           1996
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ..........................................   $        14    $      (173)
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
                  Extraordinary item - write-off of finance charges .          --              173
                  Depreciation and amortization .....................         1,020            982
                  Gain on sale of property, plant and equipment .....           (47)          --
                  Changes in operating assets and liabilities:
                           Accounts receivable - net ................           646         (1,068)
                           Inventories ..............................          (366)           169
                           Income taxes .............................            40            (60)
                           Prepaid expenses and other assets ........          (487)           (28)
                           Accounts payable .........................           488          1,779
                           Accrued expenses and other liabilities ...        (1,127)          (195)
                                                                        -----------    -----------
                  Net Cash Provided by Operating Activities .........           181          1,579
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property, plant and equipment ........            82           --
         Purchases of property, plant and equipment .................          (507)          (703)
                                                                        -----------    -----------
                  Net Cash Used in Investing Activities .............          (425)          (703)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving credit
          facility...................................................         1,150           (644)
         Net principal repayments of long-term debt .................        (1,259)       (29,266)
         Proceeds from refinancing ..................................          --           31,050
         Refinancing costs ..........................................          --           (1,022)
         Net repayments under capital leases ........................           (43)           (21)
                                                                        -----------    -----------
                  Net Cash (Used in) Provided By Financing Activities          (152)            97
                                                                        -----------    -----------
NET (DECREASE) INCREASE IN CASH .....................................          (396)           973

CASH (CHECKS NOT YET PRESENTED)
         AT BEGINNING OF PERIOD .....................................           110         (1,042)
                                                                        -----------    -----------
CHECKS NOT YET PRESENTED
         AT END OF PERIOD ...........................................   $      (286)   $       (69)
                                                                        ===========    ===========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       GENERAL

         The consolidated balance sheet of Gibraltar Packaging Group, Inc. (the "Company") and Subsidiaries (collectively, "Gibraltar") at June 28, 1997 has been derived from Gibraltar's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by Gibraltar and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended June 28, 1997 and the notes thereto contained in Gibraltar's Annual Report on Form 10-K for the year then ended.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of September 30, 1997, and the results of their operations and their cash flows for the periods presented herein. Results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         A summary of inventories by components is as follows:

         (In thousands)        September 30,    June 28,
                                   1997           1997
                               -------------    --------
                               (Unaudited)

         Finished goods           $5,073         $5,262
         Work in process           1,462          1,160
         Raw materials             2,400          2,160
         Manufacturing supplies      437            424
                                  ------         ------
                                  $9,372         $9,006
                                  ======         ======


C.       NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as calculated under the treasury stock method. Common stock equivalents, which have an antidilutive effect on the computation for any period, are not included as outstanding for the period.

D.       ADOPTION OF FAS 128

         The Company will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the second quarter of fiscal 1998, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

E.       INCOME TAXES

         On October 7, 1997, the Company agreed to settle the Internal Revenue Services examination of the Company's income tax returns for the years 1992 through 1995. The settlement amount was fully reserved for by the Company as of June 28, 1997.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

In the first quarter of fiscal 1998 the Company attained net sales of $19.3 million compared with sales of $18.5 million in the first quarter of fiscal 1997. Sales increased 0.8 million or 4.6 % in the first quarter of fiscal 1998 in comparison to the corresponding period in fiscal 1997. The increase in sales was primarily due to volume increases attributable to increased sales to new and existing customers.

Cost of goods sold expressed as a percentage of net sales increased in the first quarter of fiscal 1998 to 81.7% compared to 80.7% in the corresponding period of fiscal 1997, primarily as a result of slightly higher material costs and increased labor costs incurred to meet customer needs. Gross margin from operations was 18.4% in the first quarter of fiscal 1998 in comparison to 19.3% in the corresponding period in fiscal 1997.

Selling expenses increased $0.1 million or 8.7% in the first three months of fiscal 1998, to $1.1 million from $1.0 million in the first three months of fiscal 1997, primarily as a result of increases in marketing and sales efforts.

General and administrative expenses expressed as a percentage of net sales decreased to 8.0% in the first quarter of fiscal 1998, compared with 8.4% in the corresponding fiscal 1997 period. The Company continues its commitment to evaluate and implement, as necessary, cost saving opportunities.

Interest expense for the first quarter of fiscal 1998 decreased to $0.7 million from $0.9 million in the first quarter of fiscal 1997, a decrease of $0.2 million or 21.1%. The decrease is a result of overall lower net borrowings as well as lower interest rates in fiscal 1998 as compared to the prior year, attributable to the Company's debt refinancing which was completed September 25, 1996.

The provision for income taxes as a percentage of pre-tax income for the three months ended September 30, 1997 is 40.0%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective tax rate of 37.8% in the prior year.

During the first quarter of fiscal 1997 the Company recorded an extraordinary after tax loss of $107,000 or $0.02 per common share reflecting the write-off of unamortized finance costs of a previous refinancing.

Financial Condition:

Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Outstanding bank borrowings net of existing cash balances increased $0.2 million since June 28, 1997, to $30.8 million at September 30, 1997.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in net borrowings during the first quarter of fiscal 1998 is primarily attributable to the Company's additional working capital requirements and the acquisition of certain assets as discussed in the increase in capital expenditures.

The Company's existing borrowing capacity consists of a $25 million term loan and a $10 million revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, which was $348,000 as of September 30, 1997. The Company had available to it unused borrowing capacity of $2.6 million as of September 30,1997.

The credit facility provides for certain restrictions including sales of assets, capital expenditures, payment of dividends and incurrence of subsidiary debt. The most restrictive covenants require the maintenance of certain minimum levels of interest coverage and debt ratios. The Company is in compliance with all of the covenants as of September 30, 1997.

During the three months ended September 30, 1997, capital expenditures totaled $0.5 million compared with $0.7 million in the corresponding quarter in fiscal 1997, and consisted primarily of additions to machinery and equipment and building improvements. Gibraltar makes capital improvements to improve efficiency and product quality and upgrades its equipment by purchasing or leasing new or previously-used equipment.

Management believes that funds generated by operations, and borrowings available under its current credit facility will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1998. Nevertheless, Gibraltar may require or choose to obtain additional capital through public or private debt or equity offerings or additional bank borrowings to fund future developments.

PART II. OTHER INFORMATION

Item 5.  Other Information.

         Effective October 24, 1997, Mr. Deke C. Abbott, Jr. came out of retirement and rejoined the Company as Executive Vice-President and Chief Operating Officer. Mr. Abbott had recently served as President of Niemand Industries until his retirement in June of this year.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             None.

         (b) Reports on Form 8-K:

             Gibraltar did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GIBRALTAR PACKAGING GROUP, INC.

Date: November 12, 1997               By: /s/ John W. Lloyd
      ----------------                  -------------------
                                        John W. Lloyd, Chief Financial Officer

                                        Signing on behalf of the registrant and
                                        as principal financial officer