Form 10-Q
period 1997-12-31
GIBRALTAR PACKAGING GROUP INC
filed 1998-02-17
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:             December 31, 1997
                                            -----------------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of December 31, 1997, there were 5,041,544 shares of the Company's common stock, par value $ 0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                  Page Number

PART I.       FINANCIAL INFORMATION

              Financial Statements

              Consolidated Balance Sheets
                As of December 31, 1997 (Unaudited) and June 28, 1997                  1

              Consolidated Statements of Operations (Unaudited) for the
                Three Months Ended December 31, 1997 and 1996 and
                Six Months Ended December 31, 1997 and 1996                            2

              Consolidated Statements of Cash Flows (Unaudited) for the                3
                Six Months Ended December 31, 1997 and 1996

              Notes to Consolidated Financial Statements (Unaudited)                   4

              Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                    6


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                      9

Item 5.       Other Information                                                        9

Item 6.       Exhibits and Reports on Form 8-K                                         9

              Signature                                                               10

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                                     December 31,                  June 28,
                                                                        1997                         1997
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                              $     -                        $  110
  Accounts receivable (Net of allowance for
   doubtful accounts of $238 and $127, respectively)                  7,712                         8,840
  Inventories (Note B)                                                9,314                         9,006
Income taxes receivable                                                 492                             -
Deferred income taxes                                                   412                           412
Prepaid and other current assets                                        658                           437
                                                                   --------                       -------
      Total current assets                                           18,588                        18,805
PROPERTY, PLANT AND EQUIPMENT - Net                                  33,917                        34,544
EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED (Net of accumulated
  amortization of $3,076 and $2,783, respectively)                   20,231                        20,524
OTHER ASSETS (Net of accumulated amortization
  of $228 and $137, respectively)                                     1,137                         1,185
                                                                  ---------                      --------
TOTAL                                                             $  73,873                      $ 75,058
                                                                  =========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks not yet presented                                       $     102                      $      -
   Current portion of long-term debt                                  4,200                         3,313
   Accounts payable                                                   7,713                         5,947
   Accrued expenses                                                   2,450                         2,775
   Income taxes payable                                                   -                           692
                                                                 ----------                      --------
      Total current liabilities                                      14,465                        12,727
LONG-TERM DEBT - Net of current portion                              26,172                        27,382
DEFERRED INCOME TAXES                                                 2,964                         3,028
OTHER LONG-TERM LIABILITIES                                             904                           821
                                                                 ----------                      --------
      Total liabilities                                              44,505                        43,958
                                                                 ----------                      --------
STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 1,000,000
   shares authorized; none issued
   Common stock, $.01 par value; 10,000,000 shares
   authorized; 5,041,544 issued and outstanding                          50                            50
   Additional paid-in capital                                        28,162                        28,162
   Retained earnings                                                  1,156                         3,019
   Minimum pension liability in excess of unrecognized
   prior service costs                                                    -                          (131)
                                                              -------------                --------------
      Total stockholders' equity                                     29,368                        31,100
                                                              -------------                --------------
TOTAL                                                         $      73,873                $       75,058
                                                              =============                ==============

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                     Three Months Ended               Six Months Ended
                                                                         December 31,                     December 31,
                                                               ------------------------------     ---------------------------
                                                                   1997             1996              1997             1996
                                                               ------------     -------------     -----------      ----------
NET SALES                                                      $    18,619      $   17,829        $    37,947      $   36,301
COST OF GOODS SOLD                                                  16,395          14,229             32,176          29,131
                                                               -----------     -----------       ------------      ----------
GROSS PROFIT                                                         2,224           3,600              5,771           7,170
                                                               -----------     -----------       ------------      ----------
OPERATING EXPENSES:
Selling                                                              1,154             968              2,231           1,959
General and administrative                                           2,981           1,651              4,523           3,201
Amortization of excess of purchase price
over net assets acquired                                               147             147                293             294
Restructuring charges                                                  170               -                170               -
                                                               -----------     -----------       ------------      ----------
Total operating expenses                                             4,452           2,766              7,217           5,454
                                                               -----------     -----------       ------------      ----------
(LOSS) INCOME FROM OPERATIONS                                       (2,228)            834             (1,446)          1,716
OTHER (INCOME) EXPENSE:
Interest expense                                                       806             680              1,513           1,576
Other (income) expense - net                                            (3)              1                (49)              4
                                                               -----------     -----------       ------------      ----------
  Other expense - net                                                  803             681              1,464           1,580
                                                               -----------     -----------       ------------      ----------
(LOSS) INCOME BEFORE INCOME TAXES                                   (3,031)            153             (2,910)            136
(BENEFIT) PROVISION FOR INCOME TAXES                                (1,154)            114             (1,047)            163
                                                               -----------     -----------       ------------      ----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                             (1,877)             39             (1,863)            (27)
EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result of debt repayment)             -               -                  -            (107)
                                                               -----------     -----------       ------------      ----------
NET (LOSS) INCOME                                              $    (1,877)      $      39        $    (1,863)      $    (134)
                                                               ===========     ===========       ============      ==========
PER COMMON SHARE AMOUNTS:
(Loss) Income Before Extraordinary Item                        $     (0.37)      $    0.01        $     (0.37)      $   (0.01)
                                                               ===========     ===========       ============      ==========
Net (Loss) Income                                              $     (0.37)      $    0.01        $     (0.37)      $   (0.03)
                                                               ===========     ===========       ============      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING (basic and diluted)                                  5,041,544       5,041,544          5,041,544       5,041,544
                                                               ===========     ===========       ============      ==========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                  December 31,
                                                                  1997   1996
                                                                  ----   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                    $ (1,863) $ (134)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:
     Extraordinary item - write-off of finance charges               -     173
     Depreciation and amortization                               2,047   1,961
     Gain on sale of property, plant and equipment                 (49)      -
     Changes in operating assets and liabilities:
          Accounts receivable - net                              1,128    (591)
          Inventories                                             (308)   (655)
          Income taxes                                          (1,248)      7
          Prepaid expenses and other assets                       (264)    164
          Accounts payable                                       1,766     369
          Accrued expenses and other liabilities                  (111)    (13)
                                                              --------  ------
     Net Cash Provided by Operating Activities                   1,098   1,281
                                                              --------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment            84       -
     Purchases of property, plant and equipment                 (1,071) (1,296)
                                                              --------  ------
          Net Cash Used in Investing Activities                   (987) (1,296)
                                                              --------  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility              1,650     206
     Net principal repayments of long-term debt                 (1,898)(29,280)
     Proceeds from refinancing                                       -  31,050
     Refinancing costs                                               -  (1,121)
     Net repayment under capital leases                            (75)    (83)
                                                              --------  ------
          Net Cash (Used in) Provided by Financing Activities     (323)    772
                                                              --------  ------

NET (DECREASE) INCREASE IN CASH                                   (212)    757

CASH (CHECKS NOT YET PRESENTED)
  AT BEGINNING OF PERIOD                                           110  (1,042)
                                                              --------  ------
CHECKS NOT YET PRESENTED
  AT END OF PERIOD                                              $ (102) $ (285)
                                                              ========  ======

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of December 31, 1997, and the results of their operations and their cash flows for the periods presented herein. Results for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         A summary of inventories by components is as follows:

              (In thousands)                 December 31,           June 28,
                                                 1997                1997
                                           --------------      --------------
                                            (Unaudited)

              Finished goods               $        5,037      $        5,262
              Work in process                       1,717               1,160
              Raw materials                         2,084               2,160
              Manufacturing supplies                  476                 424
                                           ---------------     --------------
                                           $        9,314      $        9,006
                                           ===============     ==============

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C.        NET INCOME (LOSS) PER SHARE

          Net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period as calculated under the treasury stock method. Common stock equivalents, which have an antidilutive effect on the computation for any period, are not included as outstanding for the period.

D.        ADOPTION OF FAS 128

          The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) in the second quarter of fiscal 1998, as required. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

E.        RESTRUCTURING CHARGES

          As previously announced, the Company has approved a plan to reduce costs through a series of organizational and facility consolidations. Included in the three months ended December 31, 1997 is a restructuring charge of $0.2 million consisting of severance costs for divisional personnel. Other costs of approximately $0.5 million relating to the reorganization are included in general and administrative expenses and consist of severance and relocation costs.

F.        FINANCING AGREEMENTS

          As of December 31, 1997, the Company's credit agreement was amended. Under the terms of the new agreement, covenants relating to minimum interest coverage, the debt ratio and fixed charge coverage have been relaxed, the maturity of the Company's credit agreement has been accelerated from September 25, 2001 to July 1, 1999, and capital expenditures are limited to $2,000,000 per fiscal year. Effective February 20, 1998, the interest rates will increase by a weighted average of 1.3% per annum, with further increases of 0.5% per annum on August 1, 1998 and on January 2, 1999.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Three Months Ended December 31,1997 Compared to
Three Months Ended December 31,1996

Net sales for the second quarter of fiscal 1998 were $18.6 million compared with $17.8 million for the second quarter of fiscal 1997, an increase of $0.8 million, or 4.4%. Sales of spiral wound packaging and pressure sensitive labels decreased compared with prior year levels, while volume increases attributable to sales of folding cartons continued to remain strong as sales to major customers in the second quarter increased $1.5 million over the corresponding fiscal 1997 period.

Cost of goods sold increased $2.2 million, or 15.2% compared with the second quarter of fiscal 1997. Cost of goods sold expressed as a percentage of net sales increased in the second quarter of fiscal 1998 to 88.1% compared to 79.8% in the corresponding period of fiscal 1997. Cost of goods sold was unusually high in the second quarter because of a number of events. Great Plains sales increased 24% from the corresponding quarter of 1997 which required it to temporarily outsource some of its manufacturing at a much higher cost. Standard Packaging had higher manufacturing costs associated with gearing up for a substantial amount of new business which is expected to be shipped in calendar 1998, and Niemand suffered some adverse mix changes as sales of its higher margin products declined. In addition, during the second quarter of fiscal 1998, the Company changed from a self-insured medical plan to a new fully insured plan, and experienced a number of large claims under the old plan, which significantly increased medical costs for the quarter.

Selling expenses increased $0.2 million or 19.2% in the second quarter of fiscal 1998, to $1.2 million from $1.0 million in the second quarter of fiscal 1997, primarily as a result of an increase in sales and marketing efforts.

General and administrative expenses increased $1.3 million, or 80.6%. Included in the second quarter of fiscal 1998 is an increase in receivable, inventory and other reserves of $0.6 million and a charge for severance and relocation costs of approximately $0.5 million.

As previously announced, the Company has approved a plan to reduce costs through a series of organizational and facility consolidations. Included in the three months ended December 31, 1997 is a restructuring charge of $0.2 million consisting of severance costs for divisional personnel. Other costs relating to the reorganization are included in general and administrative expenses and consist of severance and relocation costs.

Interest expense for the second quarter of fiscal 1998 increased $0.1 million to $0.8 million from $0.7 million in the second quarter of fiscal 1997. This increase is primarily the result of fees incurred in amending the Company's revolving credit facility as of December 31, 1997.

The provision for income taxes as a percentage of pre-tax income for the three months ended December 31, 1997 is 40%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective rate of 37.8% in the prior year.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended December 31,1997 Compared to
Six Months Ended December 31,1996

Net sales increased $1.6 million, or 4.5%, to $37.9 million during the first six months of fiscal 1998 from $36.3 million during the first six months of fiscal 1997. Sales of flexible packaging and pressure sensitive labels decreased compared with prior year levels while sales of folding cartons in the first six months of fiscal 1998 increased over the corresponding fiscal 1997 period.

Cost of goods sold increased $3.0 million, or 10.5% for the six months ended December 31, 1997 compared with the corresponding period in fiscal 1997. Cost of goods sold expressed as a percentage of net sales increased in the first six months of fiscal 1998 to 84.8% compared to 80.3% in the corresponding period of fiscal 1997. Cost of goods sold was unusually high for the period because of a number of events. Great Plains sales increased 18.7% from the corresponding period of 1997 which required it to temporarily outsource some of its manufacturing at a much higher cost. Standard Packaging had higher manufacturing costs associated with gearing up for a substantial amount of new business which is expected to be shipped in calendar 1998, and Niemand suffered some adverse mix changes as sales of its higher margin products declined. In addition, during the second quarter of fiscal 1998, the Company changed from a self-insured medical plan to a new fully insured plan, and experienced a number of large claims under the old plan, which significantly increased medical costs for the period.

Selling expenses expressed as a percentage of net sales increased to 5.9% in the first six months of fiscal 1998, compared with 5.4% in the first six months of 1997, primarily as a result of an increase in sales and marketing efforts.

General and administrative expenses increased $1.3 million, or 41.3%. Included in the second quarter of fiscal 1998 is an increase in receivable, inventory and other reserves of $0.6 million and a charge for severance and relocation costs of approximately $0.5 million.

Included in the second quarter of fiscal 1998 is a restructuring charge of $0.2 million consisting of severance costs for divisional personnel. Other costs relating to the reorganization are included in general and administrative expenses and consist of severance and relocation costs.

Interest expense for the first six months of fiscal 1998 decreased $0.1 million, or 4.0% to $1.5 million from $1.6 million in the first six months of fiscal 1997. The decrease is a result of overall lower net borrowings as well as lower interest rates in fiscal 1998 as compared to the first three months of the prior year offset by the fees incurred in amending the Company's revolving credit facility in the second quarter of fiscal 1998.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for income taxes as a percentage of pre-tax income for the six months ended December 31, 1997 is 40%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective rate of 37.8% in the prior year.

During the first quarter of fiscal 1997, the Company recorded an extraordinary after tax loss of $0.1 million or $0.02 per common share reflecting the write-off of unamortized finance costs of a previous refinancing.

Financial Condition:

Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Outstanding bank borrowings net of existing cash balances decreased $0.1 million since June 28, 1997, to $30.5 million at December 31, 1997.

The Company's existing borrowing capacity consists of a $25 million term loan and a $10 million revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, which was $385,000 as of December 31, 1997. The Company had available to it unused borrowing capacity of $2.0 million as of December 31, 1997.

As of December 31, 1997, the Company's credit agreement was amended. Under the terms of the new agreement, covenants relating to minimum interest coverage, the debt ratio and fixed charge coverage have been relaxed, the maturity of the Company's credit agreement has been accelerated from September 25, 2001 to July 1, 1999, and capital expenditures are limited to $2,000,000 per fiscal year. Effective February 20, 1998, the interest rates will increase by a weighted average of 1.3% per annum, with further increases of 0.5% per annum on August 1, 1998 and on January 2, 1999. The credit facility also provides for certain restrictions including sales of assets, capital expenditures, payment of dividends and incurrence of subsidiary debt.

The Company was in compliance with the amended loan covenants at December 31, 1997.

During the first six months ended December 31, 1997, capital expenditures totaled $1.1 million compared with $1.3 million in the corresponding period in fiscal 1997, and consisted primarily of additions to machinery and equipment and building improvements. Gibraltar makes capital improvements to improve efficiency and product quality and upgrades its equipment by purchasing or leasing new or previously used equipment.

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

                           PART II. OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders.

               At the Company's Annual Meeting of Stockholder's on November 6, 1997 a total of 4,691,832 shares, or 93.06%, of outstanding shares were represented and entitled to vote.

               (a) The following members were elected to the Board of Directors:

                                                          FOR        WITHHOLD

                      David G. Chandler                4,415,422      276,410
                      Edgar D. Jannotta, Jr.           4,418,122      273,710
                      John W. Lloyd                    4,320,476      371,356
                      Walter E. Rose                   4,424,290      267,542
                      Robert G. Shaw                   4,424,922      266,910
                      John D. Strautnieks              4,415,922      275,910

               (b) The following proposal was approved:

                                    Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 1998 fiscal year.

                      Affirmative Votes:             4,543,741
                      Negative Votes:                141,977
                      Abstain:                       6,114

Item 5.        Other Information.

               As previously announced, the Company has retained Bowles Hollowell Conner & Co., a Charlotte, North Carolina based investment bank, to work with management to develop other strategic options to enhance shareholder value, including the possible sale of the Company.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits:

                      None.

               (b) Reports on Form 8-K:

               Gibraltar did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GIBRALTAR PACKAGING GROUP, INC.



Date:   February 17, 1998           By: /s/ John W. Lloyd
       -----------------------         ------------------
                                       John W. Lloyd, Chief Financial Officer

                                       Signing on behalf of the registrant and
                                       as principal financial officer