Form 10-Q
period 1998-03-31
GIBRALTAR PACKAGING GROUP INC
filed 1998-05-15
CIK 882830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:             March 31, 1998
                                            --------------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of March 31, 1998, there were 5,041,544 shares of the Company's common stock, par value $ 0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                                      INDEX
                                      -----



                                                                                                        Page Number
                                                                                                        -----------

PART I.       FINANCIAL INFORMATION
-------       ---------------------

              Financial Statements

              Consolidated Balance Sheets                                                                         1
                As of March 31, 1998 (Unaudited) and June 28, 1997

              Consolidated Statements of Operations (Unaudited) for the                                           2
                Three Months Ended March 31, 1998 and 1997 and
                Nine Months Ended March 31, 1998 and 1997

              Consolidated Statements of Cash Flows (Unaudited) for the                                           3
                Nine Months Ended March 31, 1998 and 1997

              Notes to Consolidated Financial Statements (Unaudited)                                              4

              Management's Discussion and Analysis of Interim Financial                                           6
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                          8



PART II.      OTHER INFORMATION
--------      -----------------

Item 5.        Other Information                                                                                  9

Item 6.       Exhibits and Reports on Form 8-K                                                                    9

              Signature                                                                                           9


                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                         March 31,                  June 28,
                                                                              1998                      1997
                                                                        (Unaudited)
                                                                       ---------------           --------------
ASSETS
CURRENT ASSETS:
Cash                                                                   $            -            $          110
Accounts receivable (NET OF ALLOWANCE FOR
  DOUBTFUL ACCOUNTS OF $288 AND $127, RESPECTIVELY)                             7,391                     8,840
Inventories (Note B)                                                           10,282                     9,006
Income taxes receivable                                                         1,202                         -
Deferred income taxes                                                             412                       412
Prepaid and other current assets                                                  608                       437
                                                                       ---------------           --------------
     Total current assets                                                      19,895                    18,805
PROPERTY, PLANT AND EQUIPMENT - Net                                            33,760                    34,544
EXCESS OF PURCHASE PRICE OVER NET
ASSETS ACQUIRED (NET OF ACCUMULATED
AMORTIZATION OF $3,221 AND $2,783, RESPECTIVELY)                               20,086                    20,524
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION
OF $284 AND $137, RESPECTIVELY)                                                 1,113                     1,185
                                                                       ---------------           --------------
TOTAL                                                                  $       74,854            $       75,058
                                                                       ===============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks not yet presented                                               $          997            $            -
Current portion of long-term debt                                               3,863                     3,313
Accounts payable                                                                7,763                     5,947
Accrued expenses                                                                2,935                     2,775
Income taxes payable                                                                -                       692
                                                                       ---------------           --------------
     Total current liabilities                                                 15,558                    12,727
LONG-TERM DEBT - Net of current portion                                        26,207                    27,382
DEFERRED INCOME TAXES                                                           2,964                     3,028
OTHER LONG-TERM LIABILITIES                                                       894                       821
                                                                       ---------------           --------------
     Total liabilities                                                         45,623                    43,958
                                                                       ---------------           --------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued
Common stock, $.01 par value; 10,000,000 shares
authorized; 5,041,544 issued and outstanding                                       50                        50
Additional paid-in capital                                                     28,162                    28,162
Retained earnings                                                               1,019                     3,019
Minimum pension liability in excess of unrecognized
prior service costs                                                                 -                      (131)
                                                                       ---------------           ---------------
     Total stockholders' equity                                                29,231                    31,100
                                                                       ---------------           --------------
TOTAL                                                                  $       74,854            $       75,058
                                                                       ===============           ==============

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                 Three Months Ended                 Nine Months Ended
                                                                       March 31,                         March 31,
                                                              ---------------------------   --------------------------
                                                                 1998            1997           1998           1997
                                                              ------------    -----------   -----------    -----------

NET SALES                                                      $    18,954    $    18,817   $    56,901    $    55,118
COST OF GOODS SOLD                                                  15,790         14,725        47,966         43,856
                                                               -----------    -----------   -----------    -----------
GROSS PROFIT                                                         3,164          4,092         8,935         11,262
                                                               -----------    -----------   -----------    -----------
OPERATING EXPENSES:
Selling                                                                938          1,097         3,169          3,056
General and administrative                                           1,484          1,675         6,007          4,876
Amortization of excess of purchase price
over net assets acquired                                               145            147           438            441
Restructuring charges                                                 --             --             170           --
                                                               -----------    -----------   -----------    -----------

Total operating expenses                                             2,567          2,919         9,784          8,373
                                                               -----------    -----------   -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                          597          1,173          (849)         2,889
OTHER (INCOME) EXPENSE:
Interest expense                                                       733            699         2,246          2,275
Other (income) expense - net                                            (4)             8           (53)            12
                                                               -----------    -----------   -----------    -----------

Other expense - net                                                    729            707         2,193          2,287
                                                               -----------    -----------   -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                                     (132)           466        (3,042)           602
PROVISION (BENEFIT) FOR INCOME TAXES                                     5            231        (1,042)           394
                                                               -----------    -----------   -----------    -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                               (137)           235        (2,000)           208
EXTRAORDINARY ITEM (net of tax effect of $66)
(WRITE-OFF OF FINANCE CHARGES AS A RESULT OF DEBT REPAYMENT)          --             --            --             (107)
                                                               -----------    -----------   -----------    -----------
NET (LOSS) INCOME                                              $      (137)   $       235   $    (2,000)   $       101
                                                               ===========    ===========   ===========    ===========
PER COMMON SHARE AMOUNTS:
  (Loss) Income Before Extraordinary Item                      $     (0.03)   $      0.05   $     (0.40)   $      0.04
                                                               ===========    ===========   ===========    ===========
  Net (Loss) Income                                            $     (0.03)   $      0.05   $     (0.40)   $      0.02
                                                               ===========    ===========   ===========    ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING (basic and diluted)                                5,041,544      5,041,544     5,041,544      5,041,544
                                                               ===========    ===========   ===========    ===========



See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)



                                                                 Nine Months Ended
                                                                       March 31,
                                                                --------------------
                                                                   1998        1997
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                          $ (2,000)   $    101
     Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
          Extraordinary item - write-off of finance charges         --           173
          Depreciation and amortization                            3,087       2,928
          Gain on sale of property, plant and equipment              (53)       --
          Changes in operating assets and liabilities:
               Accounts receivable - net                           1,449        (433)
               Inventories                                        (1,276)       (421)
               Income Taxes                                       (1,958)        236
               Prepaid expenses and other assets                    (246)          9
               Accounts payable                                    1,816          45
               Accrued expenses and other liabilities                364        (119)
                                                                --------    --------

    Net Cash Provided by Operating Activities                      1,183       2,519
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment              96        --
     Purchases of property, plant and equipment                   (1,761)     (1,802)
                                                                --------    --------

          Net Cash Used in Investing Activities                   (1,665)     (1,802)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                1,705       1,756
     Net principal repayments of long-term debt                   (2,224)    (30,545)
     Proceeds from refinancing                                      --        31,050
     Refinancing costs                                              --        (1,173)
     Net repayment under capital leases                             (106)       (100)
                                                                --------    --------

          Net Cash (Used in) Provided by Financing Activities       (625)        988
                                                                --------    --------

NET (DECREASE) INCREASE IN CASH                                   (1,107)      1,705

CASH (CHECKS NOT YET PRESENTED)
     AT BEGINNING OF PERIOD                                          110      (1,042)
                                                                --------    --------

(CHECKS NOT YET PRESENTED) CASH
     AT END OF PERIOD                                           $   (997)   $    663
                                                                =========   ========

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of March 31, 1998, and the results of their operations and their cash flows for the periods presented herein. Results for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

B.       INVENTORIES

         A summary of inventories by components is as follows:



              (IN THOUSANDS)                                              March 31,                    June 28,
                                                                               1998                       1997
                                                                          (Unaudited)
                                                                         ---------------            --------------
              Finished goods                                             $        6,215             $        5,262
              Work in process                                                     1,591                      1,160
              Raw materials                                                       2,096                      2,160
              Manufacturing supplies                                                380                        424
                                                                         ---------------            --------------
                                                                         $       10,282             $        9,006
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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

 Three Months Ended March 31, 1998 Compared to
 Three Months Ended March 31, 1997
 ---------------------------------

Net sales for the third quarter of fiscal 1998 were $19.0 million compared with $18.8 million for the third quarter of fiscal 1997, an increase of $0.2 million or 0.7%. Sales of spiral-wound paper packaging and pressure sensitive labels decreased compared with prior year levels, while volume increases attributable to sales of folding cartons continued to remain strong as sales to major customers in the third quarter increased $0.9 million over the corresponding fiscal 1997 period.

Cost of goods sold increased $1.1 million, or 7.2% compared with the third quarter of fiscal 1997. Cost of goods sold expressed as a percentage of net sales increased in the third quarter of fiscal 1998 to 83.3% compared to 78.3% in the corresponding period of fiscal 1997. The increase in the cost of products sold over the comparable period in fiscal 1997 is primarily attributable to the following events. Flashfold incurred unusually high costs related to preventative maintenance and modifications made to its presses, in order to add capacity. Standard Packaging had higher labor costs associated with gearing up for new business both realized and anticipated in the second half of fiscal 1998, and both Standard Packaging and Niemand Industries suffered some adverse mix changes as sales of its higher margin products declined.

Selling, general and administrative expenses expressed as a percentage of net sales decreased to 12.8% in the third quarter of fiscal 1998 compared to 14.7% in the corresponding period in fiscal 1997. Expressed in total dollars selling, general and administrative expenses decreased $0.4 million, or 12.6%. The Company began to realize the major cost saving benefits from a series of organizational and facility consolidations program in the form of reduced selling, general and administrative expenses in the third quarter of fiscal 1998. The Company continues its commitment to evaluate and implement, as necessary, cost saving opportunities.

Interest expense for the third quarter of fiscal 1998 increased slightly to $0.73 million from $0.7 million in the third quarter of fiscal 1997, an increase of $0.03 million, or 4.9%. This increase is primarily attributed to higher interest rates incurred in the third quarter of fiscal 1998 in accordance with the amendment of the Company's revolving credit facility as of December 31, 1997.

The provision for income taxes as a percentage of pre-tax income for the three months ended March 31, 1998 is 40%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective rate of 37.8% in the prior year.

Nine Months Ended March 31, 1998 Compared to
Nine Months Ended March 31, 1997
--------------------------------

Net sales increased $1.8 million, or 3.2%, to $56.9 million during the first nine months of fiscal 1998, from $55.1 million during the first nine months of fiscal 1997. Sales of spiral-wound paper packaging and pressure sensitive

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

labels decreased compared with prior year levels while sales of folding cartons in the first nine months of fiscal 1998 increased $3.3 million over the corresponding fiscal 1997 period.

Cost of goods sold increased $4.1 million, or 9.4% for the nine months ended March 31, 1998 compared with the corresponding period in fiscal 1997. Cost of goods sold expressed as a percentage of net sales increased in the first nine months of fiscal 1998 to 84.3% compared to 79.6% in the corresponding period in fiscal 1997. The increase in the cost of products sold over the comparable period in fiscal 1997 is primarily attributable to the following events. Standard Packaging had higher manufacturing costs associated with gearing up for a substantial amount of new business in the second half of fiscal 1998, and both Standard Packaging and Niemand Industries suffered some adverse mix changes as sales of its higher margin products declined. In addition, during the second quarter of fiscal 1998, the Company changed from a self-insured medical plan to a new fully insured plan, and experienced a number of large claims under the old plan, which significantly increased medical costs for the period.

Selling expenses expressed as a percentage of net sales increased to 5.6% in the first nine months of fiscal 1998, compared with 5.5% in the first nine months of fiscal 1997, primarily as a result of an increase in sales and marketing efforts during the first half of fiscal 1998.

General and administrative expenses increased $1.1 million, or 23.2%. Included in the second quarter of fiscal 1998 is an increase in receivable, inventory and other reserves of $0.6 million and a charge for severance and relocation costs of approximately $0.5 million.

Included in the second quarter of fiscal 1998 is a restructuring charge of $0.2 million consisting of severance costs for divisional personnel. Other costs relating to the reorganization are included in general and administrative expenses and consist of severance and relocation costs.

Interest expense for the first nine months of fiscal 1998 decreased $0.1 million, or 1.3% to $2.2 million compared to $2.3 million in the first nine months of fiscal 1997. The decrease is primarily a result of overall lower net borrowings as well as lower interest rates in fiscal 1998 as compared to the first three months of fiscal 1997 offset by the fees incurred in amending the Company's revolving credit facility in fiscal 1998.

The provision for income taxes as a percentage of pre-tax income for the nine months ended March 31, 1998 is 40%, which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective rate of 37.8% in the prior year.

During the first quarter of fiscal 1997, the Company recorded an extraordinary after-tax loss of $0.1 million or $0.02 per common share reflecting the write-off of unamortized finance costs of a previous refinancing.

LIQUIDITY AND CAPITAL RESOURCES:

Historically, the Company's liquidity requirements have been met by a combination of funds provided by

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


operations and its revolving credit agreements. Outstanding bank borrowings net of existing cash balances increased $0.5 million since June 28, 1997, to $31.1 million at March 31, 1998. The increase in net borrowings is primarily attributable to the repayment of long term obligations and the acquisition of certain capital assets as discussed below in the additions in capital expenditures.

The Company's existing borrowing capacity consists of a $25 million term loan and a $10 million revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, which was $422,000 as of March 31, 1998. The Company had available to it unused borrowing capacity of $1.9 million as of March 31, 1998.

As of December 31, 1997, the Company's credit agreement was amended. Under the terms of the amended agreement, covenants related to minimum interest coverage, the debt ratio and fixed charge coverage were relaxed, the maturity of the Company's credit agreement was accelerated from September 25, 2001 to July 1, 1999, and capital expenditures were limited to $2,000,000 per fiscal year. Effective February 16, 1998, the interest rates increased by a weighted average of 1.3% per annum. Additionally, upon maturity at March 31, 1998 all borrowings previously bearing interest based on the London Interbank Offered Rate (LIBOR) were converted to prime plus 1.0% per annum, with further increases of 0.5% per annum on August 1, 1998 and on January 2, 1999. The credit facility also provides for certain restrictions including sales of assets, payment of dividends and incurrence of subsidiary debt.

The Company was in compliance with all loan covenants at March 31, 1998.

During the nine months ended March 31, 1998, capital expenditures totaled $1.8 million, a rate constant with the corresponding period in fiscal 1997, and consisted primarily of additions to machinery and equipment and building improvements. Gibraltar makes capital improvements to improve efficiency and product quality and upgrades its equipment by purchasing or leasing new or previously used equipment.

Management believes that funds generated by operations, and borrowings available under its current credit facility will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1998. Thereafter management believes Gibraltar may require additional capital, which it may seek to obtain through public or private debt or equity offerings, or additional bank borrowings to fund future developments. There is no assurance Gibraltar will be able to obtain such capital on terms that are acceptable to Gibraltar.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 5.        OTHER INFORMATION

               The Company has reduced operating costs through a series of organizational and facility consolidations. Effective January 1998, the Company's Flashfold Carton operation was consolidated under the direction of the Great Plains' Packaging management team. Dick Hinrichs, President of the Great Plains Packaging Division, will be responsible for both operations. Concurrently, Jim Stajkowski, formerly President of the Flashfold Carton division, was appointed President of the Standard Packaging division. Mr. Stajkowski replaced Jon Crane, the former President of Standard Packaging, who retired at the end of January.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits:

                      None.

               (b) Reports on Form 8-K:

                      Gibraltar did not file any reports on Form 8-K during the
                   quarter ended March 31, 1998.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GIBRALTAR PACKAGING GROUP, INC.



Date:    May 15, 1998              By: /s/ John W. Lloyd
       ---------------                 ---------------------
                                   John W. Lloyd, Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial officer