Form 10-K
period 1998-06-27
GIBRALTAR PACKAGING GROUP INC
filed 1998-09-25
CIK 882830

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

                          For the fiscal year ended June 27, 1998

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

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

      The aggregate market value of voting stock held by nonaffiliates of the registrant on September 14, 1998 was $5,292,953 (based upon the September 14, 1998 closing sale price of the common stock as reported by the NASDAQ National Market System).

      The number of shares of common stock of the registrant outstanding as of September 14, 1998 was 5,041,544 shares.

                            DOCUMENTS INCORPORATED BY REFERENCE
      Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 1998, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

                              TABLE OF CONTENTS

                                    PART I
                                                                           Page
                                                                           ----

Item 1  Business.............................................................1

Item 2. Properties...........................................................8

Item 3. Legal Proceedings....................................................8

Item 4. Submission of Matters to a Vote of Security Holders..................9



                                   PART II

Item 5. Market for the Registrant's Common Equity
        and Related Stockholder Matters.....................................10

Item 6. Selected Financial Data.............................................11

Item 7. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations......................12

Item 8. Financial Statements and Supplementary Data.........................17

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................17

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.................18

Item 11. Executive Compensation.............................................18

Item 12. Security Ownership of Certain Beneficial Owners and Management.....18

Item 13. Certain Relationships and Related Transactions.....................18

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...19

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Gibraltar Packaging Group, Inc. (Gibraltar or the Company) designs, manufactures and markets packaging products for a number of consumer and industrial markets. The Company is the combination of several previously independent packaging companies, each with its own distinctive products, customer base and geographic focus. The acquisitions of Standard Packaging & Printing Corp. (Standard), Niemand Industries, Inc. (Niemand), and GB
Labels, Inc. (GB Labels) in 1993 expanded the Company's products from folding cartons and specialty laminated containers to include tubular, spiral-wound paper packaging, flexible poly-film packaging, contract packaging and filling and pressure-sensitive labels. Although most of the Company's sales are made to customers located in the central and southern regions of the United States, the Company sells its products to customers throughout the nation. The Company derives its sales from a diverse market base, primarily comprised of the following markets: textiles, pharmaceutical, auto aftermarket parts, household and industrial products, office supplies and paper products, food, cosmetics and personal care, and toys.

     The Company currently serves approximately 1,200 customers from five divisions: Gibraltar Packaging Group, Inc. (dba Great Plains Packaging, or
Great Plains) in Hastings, Nebraska; RidgePak Corporation (dba Flashfold Carton) in Fort Wayne, Indiana; Niemand in Marion, Alabama; Standard in Mount Gilead, North Carolina and GB Labels in Burlington, North Carolina. Gibraltar recently announced that it is seeking offers for its Niemand Division, so that it can focus on its folding carton, flexible poly-film and specialty laminated operations, which make up the majority of its business. Although Niemand holds a strong presence in tubular spiral-wound paper packaging and contract packaging, the operations are distinctly different from the folding carton business. The Company believes the three folding carton divisions are situated to enhance the Company's competitive position by providing broader geographic coverage, enabling the Company to serve customers that operate from several locations. The Company's revised business strategy is to focus on the folding carton business and increase sales and profitability of its packaging products.

     Gibraltar's predecessor was incorporated under the name GPC Co. in Nebraska in 1967 and subsequently changed its name to Great Plains Packaging Co. in 1986. In 1991, Great Plains Packaging Co. was reincorporated in Delaware, and its name was changed to Gibraltar Packaging Group, Inc. Gibraltar's executive offices are currently located in Westport, Connecticut. The Company anticipates closing the Westport office and moving the corporate office functions, in the second fiscal quarter of fiscal 1999, to its Great Plains Packaging facility located at 2000 Summit Avenue, Hastings, Nebraska 68902.

MANUFACTURING PRODUCTS AND PROCESSES

     The Company offers its customers six types of packaging products, as described below.

     FOLDING CARTONS

     The Company designs, manufactures and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both the shipment and retail display of the customers' products. Sales of folding cartons represented approximately 66% of the Company's net sales for the year ended June 27, 1998, approximately 63% of the Company's net sales for the year ended June 28, 1997 and approximately 62% of the Company's net sales for the year ended June 29, 1996.

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

     Folding cartons are produced at the Company's production facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mount Gilead, North Carolina. After a customer's order is received, paperboard purchased from outside suppliers in rolled form is converted into sheets of specified sizes by sheeting equipment. Specialized printing plates are created from specifications, artwork or film supplied by the Company's customers or developed by the Company's design teams. The paperboard sheets are then printed on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded and glued into individual cartons and packaged for shipment to customers.

     In June 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. In January 1998 the Company's Fort Wayne, Indiana facility also achieved ISO 9001 certification. The facility in Mount Gilead, North Carolina is currently scheduled to receive their certification in December 1999. ISO (International Organization for Standardization) is steadily becoming a worldwide standard for quality management. It requires a company to codify its quality program by defining and documenting its quality system.

     TUBULAR, SPIRAL-WOUND PAPER PACKAGING

     Tubular paper packaging products represented approximately 14% of the Company's net sales for the year ended June 27, 1998, approximately 17% of the Company's net sales for the year ended June 28, 1997 and approximately 18% of the Company's net sales for the year ended June 29, 1996.

     The Company's tubular packaging is structurally strong, high-quality, spiral-wound paper packaging that is suitable for direct labeling with high-quality graphics. Tubular paper packaging offers a biodegradable product that is, in smaller quantities, generally cheaper than plastic alternatives. Tubular paper packaging is used widely for personal care products (talcum powders, bath powders and scented products), for food products (spices and non-dairy creamer) and for household products (carpet freshener and wildflower seeds). Additionally, these products are used as gift boxes, as well as having uses in the toy/game industry. The Company believes that it is a leading supplier of tubular paper packaging to the cosmetics and personal care markets.

     The Company manufactures tubular paper packaging at its Marion, Alabama facility. Several pieces of equipment used in this process are proprietary to the Company. The process of producing tubular paper packaging begins with slitting various types of rolled paper, then winding the paper into tubes by gluing the individual strips or plies of paper together. The tubes are then labeled with printed paper labels (typically of high-graphic quality) and cut into individual canisters. Canisters may have closure/dispenser tops that offer a variety of dispensing features, for example, sifting features as in the case of spice shakers and talcum powder containers. The empty canisters are filled by the Company or the customer with a variety of products. The canisters are then sealed with a metal or plastic plug at the bottom.

     Gibraltar recently announced that it is seeking offers for its Niemand Division, so that it can focus on its folding carton, flexible poly-film and specialty laminated operations, which make up the majority of its business. Although Niemand holds a strong presence in tubular spiral-wound paper packaging and contract packaging, the operations are distinctly different from the folding carton business.

     FLEXIBLE POLY-FILM PACKAGING

     Flexible packaging sales represented approximately 9% of the Company's net sales for the year ended June 27, 1998, and approximately 8% of the Company's net sales for each of the years ended June 28, 1997 and June 29, 1996.

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

     Flexible packaging is produced at the Standard plant in Mount Gilead from polyethylene, polypropylene and similar plastic materials. The Company purchases its plastic films from film manufacturers rather than producing its own plastic films. The film is printed at the Company's facilities using multicolor printing presses that are similar to those used in folding carton manufacture. The printed rolls are slit into smaller rolls. Some printed film is shipped in roll form to customers who then convert it into its final package form (for example, bags, pouches or overwrap). Some of the printed film is converted into bags or pouches by the Company and then shipped to customers.

     SPECIALTY LAMINATED CONTAINERS

     At the Company's Hastings facility, the Company manufactures a specialized type of folding carton, specialty laminated packaging, which it markets to customers throughout the United States, primarily in the automotive aftermarket parts, frozen food and toy markets. Laminated packages are used for retail sales of products and offer customers a number of visual marketing benefits. Specialty laminated container sales represented approximately 5% of the Company's net sales for each of the years ended June 27, 1998, June 28, 1997 and June 29, 1996. During the manufacturing process, laminated sheets, which are composed of a printed paperboard folding carton sheet glued onto single face corrugate, are die cut, glued and folded into containers. Laminated packaging offers a structurally stronger package suitable for packaging heavier contents, protecting products during shipping or meeting other package performance needs, while at the same time providing high-resolution graphics. The Company believes that the resolution of the print and graphics enhances the product's appeal, and that the lamination provides increased product visibility with a large, exposed graphics area.

     CONTRACT PACKAGING AND FILLING

     The Company's facility in Marion provides contract packaging and filling services, which represented approximately 3% of the Company's net sales for the year ended June 27, 1998, and approximately 2% of the Company's net sales for each of the years ended June 28, 1997 and June 29, 1996. The Company fills, and in some cases, manufactures tubular spiral-wound paper containers. Contract packaging and filling can provide a cost-effective alternative for customers with small in-house purchasing departments with the Company taking responsibility for obtaining materials as well as packaging the product. The Company believes that the combination of container manufacture and contract filling provides an attractive product for its customers. With a single purchase order, a customer of the Company's Marion facility can contract for container procurement, product specification and procurement, blending, filling, packaging and shipment to a distribution center.

     The Company fills spices as well as other food products, including non-dairy creamer; household products such as carpet freshener and wildflower seeds; and other types of dry granular products using a similar process. The Company may formulate, procure, blend and fill the container or it may package product supplied by a customer. Machines using gravity or vacuum-based filling techniques to fill the containers. Once the containers are filled, the Company packs them in shipping containers for delivery to its customers.

     In connection with its filling operations, the Company maintains an environmentally controlled work area for food packaging and other services that must meet specific cleanliness and quality standards.

     PRESSURE-SENSITIVE LABELS

     At the Company's GB Labels plant in Burlington and Standard Packaging plant in Mt. Gilead, the Company manufactures pressure-sensitive labels, which are printed by multicolor printing presses similar to those used in printing paperboard and flexible films. Pressure-sensitive labels accounted for approximately 3% of the Company's net sales in the year ended June 27, 1998 and approximately 5% of the Company's net sales for each of the years ended June 28, 1997 and June 29, 1996. The labels are backed with adhesive, mounted on paper backing and typically shipped in rolls to customers. Customers use the Company's labels for a variety of applications, including product promotions, packaging modifications, clothing packaging and labeling and other applications.

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

     Competition among the non-integrated packaging manufacturers, against which the Company primarily competes, is based on product quality, service, timeliness of delivery, manufacturing capabilities and, to a lesser extent than with commodity packaging, price. The Company believes that its expertise and reputation within the packaging industry for providing timely service and high-quality packaging, as well as a diverse product line, enable it to compete effectively with other non-integrated packaging companies.

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

RAW MATERIALS

     Raw materials used in the Company's production process include paperboard, paper labels, inks, flexible films, resin and adhesives, all of which the Company purchases from more than one supplier. Costs for non-corrugated materials at the Company's Niemand facility increased in the first and second quarters of fiscal 1998, and stabilized in the third and fourth quarters. All other prices for raw materials throughout the Company were stable in fiscal 1998, and are expected to remain stable through fiscal 1999. Any such price increases will have an adverse impact on the Company's results of operations if the Company is unable to pass these increases on to its customers.

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

CUSTOMERS

     The Company derives its sales from a diverse market base. The Company sells its products throughout the United States to over 1,200 different customers for use in a variety of industries. The table below sets forth the Company's percent of net sales by market for each of the years indicated:

                                        JUNE 27     JUNE 28     JUNE 29
                                          1998        1997        1996
                                          ----        ----        ----
      Textile                              17%         17%         15%
      Pharmaceutical                       15%         17%         19%
      Auto aftermarket parts and hardware  14%         14%         14%
      Household and industrial             13%          7%          4%
      Office supplies and paper products   12%         16%         17%
      Food                                 12%         12%         11%
      Cosmetics and personal care           6%          7%          7%
      Toy                                   2%          4%          5%
      Other                                 9%          6%          8%
                                          ---         ---         ----
      Total net sales                     100%        100%        100%
                                          ====        ====        ====

     Sales to the Company's top three customers accounted for approximately 17% of the Company's net sales for the year ended June 27, 1998. This compares to approximately 18% and 20% for the years ended June 28, 1997 and June 29, 1996, respectively. Sales to one customer, Smead Manufacturing, represented approximately 11% of net sales in fiscal years 1998, 1997 and 1996, respectively.

     The Company believes that developing long-term relationships with customers is critical to success in the packaging industry. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from one to three years.

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

EMPLOYEES

      As of June 27, 1998, the Company employed approximately 762 full-time employees of whom 136 are salaried and 626 are hourly. The Graphics Communication Union, No. 19-M, represents the 98 hourly employees at Fort Wayne, Indiana and their union contract expires in November 1998. The Retail, Wholesale and Department Store Workers Union represents approximately 185 hourly employees at Niemand's Marion, Alabama plant, and their union contract expires in August 2000. None of the Hastings, Nebraska; Mount Gilead, North Carolina or Burlington, North Carolina employees are covered by union contracts or collective bargaining agreements.

      Effective August 4, 1998, Walter E. Rose was appointed Chairman of the Company, and will continue as Chief Executive Officer. David G. Chandler, who was Chairman, will continue as a Director of the Company.

      Effective August 4, 1998, Richard D. Hinrichs, who served as Division President of Great Plains for the past six years, was appointed President and Chief Operating Officer of the Company. Mr. Hinrichs will report directly to Mr. Rose.

      Deke C. Abbott, Jr., who rejoined the Company last October as Executive Vice President and Chief Operating Officer, completed his interim assignment and resigned effective July 31, 1998.

      James A. Stajkowski, former Division President of Standard Packaging, left the Company, effective June 1998 to pursue other opportunities.

      Jon P. Crane, also a former Division President of Standard Packaging, retired in January 1998.

      As part of the Company's continuing efforts to consolidate the management functions of its folding carton divisions, the management staff of Flashfold Carton and Standard Packaging now report directly to Mr. Hinrichs.

     The Company markets its products and services primarily through about 15 employee salesmen, as well as several commissioned brokers or agents.

     The Company considers its relationship with its employees and unions to be generally satisfactory. The Company is unable to forecast the future outcome of negotiations between the Company and any union or the potential impact any dispute could have on the Company's financial position or results of operations.

REGULATION

     The Company's activities are subject to various environmental, health and worker safety laws. The Company has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. Compliance with environmental laws has not generally had a material effect on the Company's capital expenditures, earnings or competitive position. However, as part of the environmental due diligence carried out in fiscal 1995 in connection with a proposed merger, the Company became aware of groundwater contamination at its GB Labels facility in Burlington, North Carolina.

     Groundwater testing performed in 1995 revealed the presence of tetrachlorethelene ("PCE") and related compounds in the groundwater at the site, and in three of the neighboring properties' wells. The North Carolina Division of Environmental Management ("DEM") was notified. The Company also notified the County Health Department, provided bottled water to affected residents, and offered to connect, at its cost, any resident wishing to be connected to the municipal water supply. In August 1995, the Company filed a preliminary site assessment with the DEM, which was updated and re-filed with the DEM in December 1995.

     In 1996, the groundwater program was transferred from the DEM to the newly created North Carolina Division of Water Quality ("DWQ"). In February 1997 the DWQ asked Gibraltar to conduct a follow-up assessment of the GB Labels facility. The Company arranged with its environmental consultants to install additional groundwater monitoring wells, conduct additional investigative work at the GB Labels site and prepare an updated report. The Comprehensive Assessment Report was filed with the DWQ in June 1998.

     In May 1998 two separate lawsuits were brought against GB Labels and the Company, alleging property damage and personal injury arising from the contamination. For further discussion, see "Item 3. Legal Proceedings."

     Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $578,000 from $598,000 at June 27, 1998 and June 28, 1997, respectively, reflects legal and environmental consulting expenses incurred in fiscal 1998. Incurred expenses as of June 27, 1998 related to remediation totaled $172,000.


ITEM 2.     PROPERTIES

     The Company owns offices and manufacturing facilities in Hastings, Nebraska; Fort Wayne, Indiana; Mount Gilead and Burlington, North Carolina; and Marion, Alabama. It leases warehouse facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mebane, North Carolina. The Company's manufacturing facilities consist of a total of more than 600,000 square feet. In addition, the Company leases approximately 2,700 square feet of office space in Westport, Connecticut. The Company owns and leases vehicles for use by management, sales and delivery personnel and also owns and leases various manufacturing, computer and other equipment used for product development, customer technical support services and administrative purposes. The Company's products are distributed to customers primarily utilizing commercial transportation and, to a limited extent, Company-owned trucks.

     The Company's facilities have been expanded in prior years through its capital expenditure program. No facilities expansions occurred in fiscal 1998. The total expenditures for fiscal 1997 and fiscal 1996 approximated 0.2 million and 1.5 million respectively.

     The Company's facilities and equipment are generally in good operating condition, are suitable for their respective uses and are adequate for current needs.

     The Company maintains business property and other insurance, covering its facilities and its operations, in amounts and covering such risks as are generally consistent with industry practice for companies of similar size.


ITEM 3.     LEGAL PROCEEDINGS

     From time to time, the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

     In May 1998, two lawsuits, MONROE B. MOOREFIELD ET AL V. BERNARD H. OAKLEY, SR., ET AL, File Number 98 CVS 990; and HAROLD L. FOGLEMAN ET AL V. BERNARD H. OAKLEY, SR., ET AL, File Number 98 CVS 989, were filed in Alamance County, State of North Carolina, alleging property damage and personal injury arising from groundwater contamination at the Company's GB Labels facility. Gibraltar Packaging Group and GB Labels, among others, were also named as defendants in the lawsuits. The contamination and the Company's response is described under "Business -- Regulation." The plaintiffs are all property owners or family members residing near the GB labels facility. Damage amounts are specified as "in excess of $10,000" in each action. The Company and GB Labels have in their responses to the complaints denied liability and intend to vigorously defend themselves. Although, at this time, the Company cannot predict the outcome of either lawsuit, the Company does not believe that the lawsuits will have a material adverse effect on the business or financial condition of the Company.

     On October 7, 1997, the Company agreed to settle the Internal Revenue Services examination of the Company's income tax returns for the years 1992 through 1995. The settlement amount was fully reserved for by the Company as of June 28, 1997.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended June 27, 1998.

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

                                                         HIGH          LOW
FISCAL 1998
     First Quarter                                    $  3 1/2     $   2 5/8
     Second Quarter                                      3 1/4         2 1/8
     Third Quarter                                       3 9/16        2 13/32
     Fourth Quarter                                      4 5/8         1 3/4

FISCAL 1997
     First Quarter                                    $  5 3/4     $   3 7/8
     Second Quarter                                      4 3/4         3 1/4
     Third Quarter                                       4 1/8         3
     Fourth Quarter                                      3 1/4         2 3/4

     There were approximately 140 shareholders of record of the Company's common stock as of September 14, 1998. The Company believes that the number of beneficial owners of its common stock is greater than 1,500.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.SELECTED FINANCIAL DATA

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEARS ENDED
                             --------------------------------------------------
                             JUNE 27    JUNE 28   JUNE 29     JULY 1    JULY 2
                              1998(3)    1997(2)    1996       1995      1994(1)
                              ----       ----       ----       ----      ----
STATEMENT OF OPERATIONS DATA:

Net Sales                    $75,890    $74,710   $74,384    $76,456   $75,574
Cost of Goods Sold            64,138     59,396    58,328     64,045    58,769
Gross Profit                  11,752     15,314    16,056     12,411    16,805
Operating Expenses            26,411     11,362    11,481     14,061    10,143
Income (Loss) From
  Operations                 (14,659)     3,952     4,575     (1,650)    6,662
Other Expense - Net            3,989      3,061     3,208      3,652     2,624

Provision (Benefit) for
  Income Taxes                (1,435)       559       666     (1,617)    1,235
Income (Loss) before
  Extraordinary Item         (17,213)       332       701     (3,685)    2,803
Net Income (Loss)            (17,213)       225       701     (3,685)    2,803

Basic and Diluted Per Common Share Amounts:
Income (Loss) before
  Extraordinary Item           (3.41)      0.07      0.14      (0.73)     0.56
Net Income (Loss) Per Share    (3.41)      0.05      0.14      (0.73)     0.56

Weighted Average Shares
  Outstanding                  5,042      5,042     5,042      5,040     5,037

BALANCE SHEET DATA:

Working Capital                4,969      6,078     6,455      5,940    10,669
Total Assets                  59,257     75,058    74,045     79,036    86,934
Long-Term Debt (net of
  current portion)            27,872     27,382    27,834     31,527    34,540
Stockholders' Equity          14,018     31,100    31,006     30,305    33,968


(1) Includes the assets and liabilities and results of operations of GB Labels since November 8, 1993.

(2) Includes an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.

(3) Includes an increase in receivable, inventory and other reserves of approximately $600,000, a charge for severance and relocation costs of approximately $500,000 and a restructuring charge of $170,000 consisting of severance costs for divisional personnel. Results also include an impairment write down of long-lived assets related to Niemand Industries, Inc. of approximately $14,083,000, and a write-off of unamortized finance costs related to the Harris Bank refinancing of approximately $854,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless otherwise stated in this form 10-K references to the fiscal years 1998, 1997 and 1996 relate to the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

RESULTS OF OPERATIONS

      The following table presents, for the periods indicated, the percentage relationship that certain items in the Company's Consolidated Statement of Operations bear to net sales. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

                                                          YEARS ENDED
                                                 ------------------------------
                                                 JUNE 27     JUNE 28    JUNE 29
                                                   1998        1997       1996
  Net Sales                                       100.0%      100.0%     100.0%
  Cost of Goods Sold                               84.5        79.5       78.4
  Gross Profit                                     15.5        20.5       21.6
  Operating Expenses                               34.8        15.2       15.4
  Income (Loss) from Operations                   (19.3)        5.3        6.2
  Other Expense - Net                               5.3         4.1        4.3
  Provision (Benefit) for Income Taxes             (1.9)        1.0        1.0
  Income (Loss) before Extraordinary Item         (22.7)        0.4        1.0
  Net Income (Loss)                               (22.7)%       0.3%       1.0%

FISCAL YEAR 1998 VS. 1997

     In fiscal 1998 the Company had net sales of $75.9 million compared with $74.7 million in fiscal 1997. Net sales increased $1.2 million or 1.6% in fiscal 1998 compared with a $0.3 million or 0.4% increase in sales for fiscal 1997. Sales of spiral wound paper packaging and pressure sensitive labels decreased compared with prior year levels while sales of folding and flexible cartons increased $3.9 million in fiscal 1998 over fiscal 1997.

     Cost of goods sold increased $4.7 million, or 8.0% to $64.1 million in fiscal 1998 compared with $59.4 million in fiscal 1997. Cost of goods sold expressed as a percentage of net sales increased to 84.5% for fiscal 1998 compared to 79.5% for fiscal 1997. The increase in the costs of products sold over the comparable period in fiscal 1998 is primarily attributable to the following events. Standard Packaging and Printing Corporation (Standard Packaging) incurred higher manufacturing costs associated with both gearing up and servicing new customers in the second half of 1998. Additionally, Standard Packaging and Niemand Industries suffered some adverse mix changes as sales of its higher margin products declined. Flashfold Carton incurred unusually high costs related to preventative maintenance and modifications made to its presses, in order to add capacity in the third quarter of fiscal 1998. Flashfold Carton also experienced higher manufacturing costs related to increased production in anticipation of new business in the first quarter of fiscal 1999. In addition, during the second quarter of fiscal 1998, the Company changed from a self-insured medical plan to a new fully insured plan, and experienced a number of large claims under the old plan, which significantly increased medical costs for the period.

     Selling expenses decreased $0.2 million or 5.5% in fiscal 1998 from $4.3 million in fiscal 1997. Selling expenses for the second half of fiscal 1998 decreased $0.5 million compared to the corresponding period in fiscal 1997 as a direct result of realized cost savings associated with the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

     General and administrative expenses expressed as a percentage of net sales increased to 9.9% for fiscal 1998 compared with 8.7% for fiscal 1997, an increase of $1.0 million or 16.0%. Included in the second quarter of fiscal 1998 is an increase in receivable, inventory and other reserves of $0.6 million and a charge for severance and relocation costs of approximately $0.5 million. The Company began to realize the cost saving benefits of the second quarter restructuring program as general and administrative expenses for the second half of fiscal 1998 decreased $0.3 million compared to the corresponding period in fiscal 1997.

     Included in the second quarter of fiscal 1998 is a restructuring charge of $0.2 million consisting of severance costs for divisional personnel. Other costs relating to the reorganization are included in general and administrative expenses and consist of severance and relocation costs.

     In connection with a modification of the Company's strategic plan, the Company decided to divest one of its subsidiaries, Niemand Industries, Inc. As a result, the Company recorded a charge of $14,083,000 in the fourth quarter of fiscal 1998 to write down the carrying amount of goodwill and fixed assets of Niemand Industries to estimated fair value less cost to sell. In prior years, the Company evaluated the recoverability of long-lived assets at Niemand Industries using estimated, undiscounted cash flows. By deciding to divest of that business, recoverability now must be based on estimated fair value less cost to sell. The impairment loss resulted in completely writing-off the Niemand Industries goodwill and reducing the carrying value of fixed assets.

     Interest expense for fiscal 1998 increased $1.0 million or 32.4% to $4.0 million from $3.0 million for fiscal 1997. The increase is primarily attributable to the Company writing-off the unamortized financing costs of $0.9 million related to the credit agreement with Harris Bank as a result of the acceleration of the maturity date of such credit agreement to July 1998.

     The benefit for income taxes as a percentage of pre-tax loss for fiscal 1998 is (7.7%), which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired and the effect of disallowed losses with respect to the impaired asset writedown as discussed in Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. This compares with an effective tax rate of 62.7% in the prior year.

     In fiscal 1998, the Company reported a net loss of $17.2 million or $3.41 per common share compared with net income of $0.2 million or $0.05 per common share in fiscal 1997. Net income and net income per common share decreased $17.4 million and $3.46, respectively, in fiscal 1998 compared to fiscal 1997, primarily as a result of the foregoing factors.

FISCAL YEAR 1997 VS. 1996

     In fiscal 1997 the Company attained net sales of $74.7 million compared with $74.4 million in fiscal 1996. Net sales increased $0.3 million or 0.4% in fiscal 1997 compared with a $2.1 million or 2.7% decrease in sales for fiscal 1996. The increase in sales in fiscal 1997 compared to fiscal 1996 was primarily due to volume increases of approximately $3.5 million attributable to increased sales from new and existing customers. This increase however, was negatively impacted primarily by the loss of business with four major customers as a result of vendor consolidations and changes in customer packaging designs. Vendor consolidations, increased competition and pricing pressure continued to affect the Company's marketplace in fiscal 1997 and the Company expects these trends to continue into the foreseeable future.

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

FINANCIAL CONDITION

     At June 27, 1998, the Company had working capital of $5.0 million, as compared to $6.1 million at June 28, 1997. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $1.7 million in fiscal 1998 and $4.2 million in fiscal 1997. The Company had available to it unused borrowing capacity of $0.7 million and $3.6 million at June 27, 1998 and June 28, 1997, respectively. The decrease in operating cash flow for fiscal 1998 was primarily due to the Company's net loss of $3.1 million (excluding the impairment writedown of long-lived assets of $14.1 million) in fiscal 1998 compared with net income of $0.2 million in fiscal 1997. The increase in borrowings under the revolving credit facility is primarily attributable to the repayment of long-term obligations and related fees incurred in amending the Company's revolving credit facility in fiscal 1998.

     Through various amendments of the credit agreement during fiscal 1998, the Company and Harris Trust and Savings Bank agreed to accelerate the maturity of the Company's bank credit agreement to August 10, 1998, and to eliminate all financial covenants as of June 27, 1998. The Company's bank credit agreement with Harris Bank consists of a $25 million term loan and a $10 million revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, $222,000 and $474,000 as of June 27, 1998 and June 28, 1997, respectively. The standby letters of credit relate to workman's compensation insurance policies. At June 27, 1998 both facilities bear interest at the banks prime rate plus 1%. The banks prime rate was 8.5% at June 27, 1998. At June 28, 1997 the facilities bore interest rates based on Harris Bank's prime rate or the London Interbank Offered Rate (LIBOR). The interest rate for the term loan was 8.26% based on the LIBOR rate, and the effective interest rate for the revolving credit facility was 8.12%.

     On July 31, 1998, the Company refinanced its debt. The new facility with First Source Financial LLP (First Source) provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit (Revolver). The term loan requires principal payments of $562,500 in the first year of the loan, with the first quarterly payment due October 15, 1998. The balance of the term loan is due in quarterly installments of $625,000 in fiscal year 2000, $687,500 per quarter through April, 2003 and the balance of $12,687,500 due on July 31, 2003.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lessor of (A) the Revolver Commitment or
(B) the sum of (a) up to 85% of Gibraltar's "Eligible Accounts Receivable" plus
(b) up to 60% of Gibraltar's "Eligible Net Finished Goods and Raw Materials Inventory." At no time may the sum of aggregate loan advances outstanding plus the aggregate amount of Letter of Credit guarantees then extended exceed loan availability. As part of the refinancing all outstanding letters of credit were cash collateralized with Harris Bank from the proceeds of the refinancing. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver.

     The term loan bears interest at First Source's prime rate plus 0.75% or LIBOR plus 2.75%. The Revolver bears interest at First Source's prime rate plus 1.25% or LIBOR plus 3.25%. The initial interest rates are at prime but may be converted to LIBOR at the Company's option.

     The proceeds from the new credit facility will be used to refinance the Harris Bank credit facility, to repay the note payable related to the Alabama facility, to pay the related transaction costs and to fund the future working capital and capital expenditure needs of the Company. The new credit facility is secured by a first priority perfected security interest in a lien on all assets (real and personal tangible and intangible) of the Company excluding the Burlington, North Carolina property, however, including any assets acquired after closing.

     During fiscal 1998, capital expenditures totaled $2.1 million as compared with $2.6 million for fiscal 1997, and consisted primarily of additions to machinery and equipment and building improvements. Gibraltar makes capital improvements to improve efficiency and product quality and upgrades its equipment by purchasing or leasing new or previously used equipment.

     During the second half of fiscal 1998, the Company reassessed its strategic direction which resulted in a decision to focus the Company's operations on the folding carton business and to leverage the success of the Company's largest folding carton Division, Great Plains Packaging. As a result, it was announced on August 4 that Richard D. Hinrichs, President of Great Plains had been appointed President and Chief Operating Officer of the Company. The Company's major focus is to implement the programs and practices that have contributed to Great Plains' success across the Company to improve operations and profitability. It was also decided to close the Company's Corporate office and move the Company's corporate functions to Great Plains.
As a result of its decision to focus on folding cartons, the Company announced on September 23, 1998 that it was seeking offers for its Niemand Industries Division which specializes in tubular spiral-wound paper packaging and contract packaging. The Company anticipates completing this divestiture in fiscal 1999. Niemand Industries recorded sales of $12,831,000, $14,392,000 and $14,989,000 and contributed a net (loss) income of approximately ($699,000), $317,000 and $423,000 in fiscal 1998, 1997, and 1996, respectively, excluding the impairment charge in fiscal 1998, intercompany interest, and corporate overhead charges.

     Management believes that funds generated by operations, and borrowings available under its new credit facility with First Source will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1999 and for the foreseeable future thereafter.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     ADOPTION OF FAS 130 - In June of 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such disclosure, if applicable, beginning with the first quarter of fiscal 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

     The Company has completed its initial assessment of all currently used computer systems and has developed a plan to correct those areas that will be affected by the Year 2000 issue. The folding carton divisions of the Company (Great Plains, RidgePak and Standard) have recently installed AmTech's Imaginera software for their manufacturing and accounting IS systems. These information systems are certified by the vendor to be Year 2000 Compliant. Niemand Industries has done an extensive review of all its current computer programs and files. They are evaluating options to upgrade all IS systems for Year 2000 compliance. They have completed the assessment phase, and will finalize their decision on vendor selection by 10/31/98. Anticipated costs for these upgrades is between $50,000 and $75,000.

     The Company began in fiscal 1998 evaluating personal computer hardware and software outside of the Company's IS systems. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999.

     In addition to reviewing its internal systems, the Company is currently compiling a list of its significant vendors to initiate communications concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by the end of fiscal 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as result of Year 2000 issues.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (2) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (3) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 1999; (4) continued stability in other raw material prices, including oil-based resin and plastic film; (5) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (6) pressure on prices from competition or purchasers of the Company's products; and (7) the introduction of competing products by other firms; (8) whether the proposed sale of Niemand Industries will be successful. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. Gibraltar undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information - Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998, and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1998 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 11.    EXECUTIVE COMPENSATION

     The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998 and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1998 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998 and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1998 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1998 and is hereby incorporated by reference. If the definitive proxy statement for the 1998 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1998 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)   Financial Statements
                                                                   Page

     Independent Auditors' Report                                   F-1

     Consolidated Balance Sheets,
      June 27, 1998 and June 28,1997                                F-2

     Consolidated Statements of Operations,
      Years Ended June 27, 1998, June 28, 1997 and June 29, 1996    F-3

     Consolidated Statements of Stockholders' Equity, Years Ended
      June 27, 1998, June 28, 1997 and June 29, 1996                F-4

     Consolidated Statements of Cash Flows,
      Years Ended June 27, 1998, June 28, 1997 and June 29, 1996    F-5

     Notes to Consolidated Financial Statements                 F-6 to F-18

     All schedules of the Registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

      (2) Exhibits

      EXHIBITS
      --------

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

  10.14 Letter Agreement, dated September 21, 1996 between Gibraltar Packaging Group, Inc. and Jon P. Crane regarding employment (incorporated by reference to Exhibit 10.48 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No.
         00-19800)).

  10.15 Letter Agreement, dated January 29, 1996 between Gibraltar Packaging Group, Inc. and James A. Stajkowski regarding employment (incorporated by reference to Exhibit 10.49 to Gibraltar's Annual Report on Form 10-K for the year ended June 29, 1996 (File No. 00-19800)).

* 10.16  Letter   Agreement,   dated  December  18,  1997  between   Gibraltar
         Packaging Group, Inc. and Richard D. Hinrichs regarding employment.

* 10.17 Secured Credit Agreement, dated July 31, 1998, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as Agent ("The Credit Agreement").

* 10.18  Term Note, dated July 31, 1998, in favor of First Source
         Financial LLP, executed by Gibraltar Packaging Group, Inc. In the principal amount of $25,000,000.

* 10.19 Revolving Note, dated July 31, 1998, in favor of First Source Financial LLP, executed by Gibraltar Packaging Group, Inc. In the principal amount of $15,000,000.

* 10.20 Security Agreement executed by GB Labels, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.21 Security Agreement executed by RidgePak Corporation, dated July 31, 1998, in favor of First Source Financial LLP.

* 10.22 Security Agreement executed by Standard Packaging and Printing Corp., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.23 Security Agreement executed by Niemand Holdings, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.24 Security Agreement executed by Niemand Industries, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.25 Pledge Agreement executed by Niemand Holdings, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.26 Deed of Trust Security Agreement, executed by Gibraltar Packaging Group, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.27 Deed of Trust Security Agreement, executed by Standard Packaging and Printing Corp., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.28 Security Agreement executed by Gibraltar Packaging Group, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.29 Pledge Agreement executed by Gibraltar Packaging Group, Inc., dated July 31, 1998, in favor of First Source Financial LLP.

* 10.30 Guaranty, dated July 31, 1998 among Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp., Niemand Holdings, Inc., Niemand Industries Inc., GB Labels, Inc. And First Source Financial LLP.

* 10.31 Mortgage Security Agreement executed by RidgePak Corporation, dated July 31, 1998 in favor of First Source Financial LLP.

* 10.32 Mortgage Security Agreement executed by Niemand Industries, Inc., dated July 31, 1998 in favor of First Source Financial LLP.

  21.1 Subsidiaries of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the year ended July 1, 1995 (File No. 00-19800)).

* 23.1   Consent of Deloitte & Touche LLP.

* 27.1   Financial Data Schedule.

-----------------
* Filed herewith.

      (b)  Reports on Form 8-K.
           NONE.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  GIBRALTAR PACKAGING GROUP, INC.

      By:         /s/ John W. Lloyd
                  --------------------------
                  John W. Lloyd
                  Chief Financial Officer

      Date:       September 25, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Walter E. Rose                                /s/ John W. Lloyd
   ----------------------------------                ---------------------------
   Walter E. Rose                                    John W. Lloyd
   Chief Executive Officer and                       Chief Financial Officer
   Chairman of the Board                             (Principal Financial and
   (Principal Executive Officer)                     Accounting Officer)
   September 24, 1998                                September 24, 1998



   /s/ David G. Chandler                             /s/ Robert G. Shaw
   ----------------------------------                ---------------------------
   David G. Chandler                                 Robert G. Shaw
   Director                                          Director
   September 24, 1998                                September 24, 1998



   /s/ Edgar D. Jannotta, Jr.                        /s/ John D. Strautnieks
   ----------------------------------                ---------------------------
   Edgar D. Jannotta, Jr.                            John D. Strautnieks
   Director                                          Director
   September 24, 1998                                September 24, 1998

INDEPENDENT AUDITORS' REPORT
BOARD OF DIRECTORS
GIBRALTAR PACKAGING GROUP, INC.

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF GIBRALTAR PACKAGING GROUP, INC. AND ITS SUBSIDIARIES AS OF JUNE 27, 1998 AND JUNE 28, 1997, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 27, 1998. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, SUCH FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES AT JUNE 27, 1998 AND JUNE 28, 1997, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 27, 1998 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

STAMFORD, CONNECTICUT
SEPTEMBER 23, 1998

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE DATA)

                                                           JUNE 27     JUNE 28
                                                              1998        1997
ASSETS

CURRENT ASSETS:
   Cash                                                     $    -      $  110
   Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL
      ACCOUNTS OF $162 AND $127, RESPECTIVELY)               7,820       8,840
   Inventories                                              10,667       9,006
   Deferred income taxes                                       892         412
   Prepaid and other current assets                            483        437
                                                            ------      -----
      Total current assets                                  19,862      18,805
PROPERTY, PLANT AND EQUIPMENT - Net                         25,362      34,544
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
   (NET OF ACCUMULATED AMORTIZATION OF $3,368 AND
   $2,783, RESPECTIVELY)                                    13,775      20,524
OTHER ASSETS  (NET OF ACCUMULATED AMORTIZATION OF $1,199
   AND $137, RESPECTIVELY)                                     258       1,185
                                                            ------      ------
TOTAL                                                      $59,257     $75,058
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks not yet presented                                 $1,005      $    -
   Current portion of long-term debt                         2,034       3,313
   Accounts payable                                          9,310       5,947
   Accrued expenses                                          2,344       2,775
   Income taxes payable                                        200         692
                                                            ------      ------
      Total current liabilities                             14,893      12,727
LONG-TERM DEBT - Net of current portion                     27,872      27,382
DEFERRED INCOME TAXES                                        1,659       3,028
OTHER LONG-TERM LIABILITIES                                    815         821
                                                            ------      ------
      Total liabilities                                     45,239      43,958
                                                            ------      ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000
   shares authorized; none issued
     Common stock, $.01 par value; 10,000,000 shares
   authorized; 5,041,544 issued and outstanding                 50          50
     Additional paid-in capital                             28,162      28,162
   Retained earnings (deficit)                             (14,194)      3,019
   Minimum pension liability in excess of unrecognized
   prior service costs                                           -        (131)
                                                            ------      ------
      Total stockholders' equity                            14,018      31,100
                                                            -------     -------
TOTAL                                                      $59,257     $75,058
                                                           =======     =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                  1998        1997        1996

NET SALES                                      $75,890     $74,710     $74,384

COST OF GOODS SOLD                              64,138      59,396      58,328
                                                ------      ------      ------
GROSS PROFIT                                    11,752      15,314      16,056
                                                ------      ------      ------
OPERATING EXPENSES:

  Selling                                        4,065       4,301       4,128

  General and administrative                     7,508       6,475       5,733

  Amortization of excess of purchase price
   over net assets acquired                        585         586         582

  Restructuring charges                            170           -       1,038

  Impairment of long-lived assets               14,083           -           -
                                                ------      ------      ------

   Total operating expenses                     26,411      11,362      11,481
                                                ------      ------      ------

INCOME (LOSS) FROM OPERATIONS                  (14,659)      3,952       4,575
                                                -------     ------      ------

OTHER (INCOME) EXPENSE:

  Interest expense                               4,016       3,033       3,218

  Interest income                                    -           -          (5)

  Other (income) expense - net                     (27)         28          (5)
                                                ------      ------      -------

   Other expense - net                           3,989       3,061       3,208
                                                ------      ------      -------

INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                             (18,648)        891       1,367

PROVISION (BENEFIT) FOR INCOME TAXES            (1,435)        559         666
                                               -------      ------      ------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        (17,213)        332         701

EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result of
debt repayment)                                      -        (107)          -
                                               --------     ------      -------
NET INCOME (LOSS)                             ($17,213)     $  225      $  701
                                              ========      ======      ======
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

  Income (Loss) Before Extraordinary Item       ($3.41)     $ 0.07      $ 0.14
                                                ======      ======      ======

  Net Income (Loss)                             ($3.41)     $ 0.05      $ 0.14
                                                ======      ======      ======
WEIGHTED AVERAGE SHARES OUTSTANDING
  (basic and diluted)                        5,041,544   5,041,544   5,041,544
                                             =========   =========  ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                       (IN THOUSANDS EXCEPT SHARE DATA)

                             COMMON STOCK
                          ------------------  ADDITIONAL   RETAINED
                          NUMBER OF             PAID-IN    EARNINGS
                            SHARES    AMOUNT    CAPITAL   (DEFICIT)   OTHER     TOTAL

BALANCE, July 1, 1995     5,041,544   $   50   $ 28,162     $2,093    $   -    $30,305

Net income                                                     701                 701
                          ---------   ------   --------     ------    -----    -------

BALANCE, June 29, 1996    5,041,544       50     28,162      2,794        -     31,006

Net income                                                     225                 225

Adjustment for minimum
pension liability                                                      (131)      (131)
                          ---------   ------   --------     ------    -----    -------

BALANCE, June 28, 1997    5,041,544       50     28,162      3,019     (131)    31,100

Net loss                                                   (17,213)            (17,213)

Adjustment for minimum
pension liability                                                       131        131
                          ---------   ------   --------     ------    -----    -------

BALANCE, June 27, 1998    5,041,544   $   50    $28,162   ($14,194)   $   -    $14,018
                          =========   ======   ========   ========    =====    =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                                (IN THOUSANDS)

                                                                1998         1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         ($17,213)       $225        $701
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Extraordinary item - write-off of finance charges             -         173
      Impairment writedown of long-lived assets                14,083           -           -
      Depreciation                                              3,346       3,203       3,182
      Amortization                                              1,647         774         710
      (Gain) Loss on sale of property, plant and equipment        (27)         32          31
      Deferred income taxes                                    (1,849)          -         551
      Changes in operating assets and liabilities:
         Accounts receivable - net                              1,020      (1,980)        824
         Inventories                                           (1,661)        166       1,315
         Prepaid expenses and other assets                       (197)        213          23
         Accounts payable                                       3,363         686        (806)
         Income taxes payable                                    (492)        424         495
         Accrued expenses and other liabilities                  (306)        275          15
                                                               ------      ------      ------

   Net Cash Provided by Operating Activities                    1,714       4,191       7,041
                                                               ------      ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment            103          28         108
   Purchases of property, plant and equipment                  (2,143)     (2,640)     (1,480)
                                                               ------      ------      ------

   Net Cash Used in Investing Activities                       (2,040)     (2,612)     (1,372)
                                                               ------      ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving credit
     facility                                                   3,149         356      (2,196)
   Net principal repayments of long-term debt                  (3,801)    (30,557)     (3,765)
   Net repayments under capital leases                           (137)       (103)         (6)
   Proceeds from refinancing                                        -      31,050           -
   Refinancing costs                                                -      (1,173)          -
                                                               ------      ------      ------

   Net Cash Used in Financing Activities                         (789)       (427)     (5,967)
                                                               ------      ------      ------

NET (DECREASE) INCREASE IN CASH                                (1,115)      1,152        (298)

CASH (CHECKS NOT YET PRESENTED) AT
BEGINNING OF YEAR                                                 110      (1,042)       (744)
                                                               ------   ---------      ------

(CHECKS NOT YET PRESENTED) CASH AT END OF YEAR                ($1,005)       $110     ($1,042)
                                                               ------   ---------      ------

SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                             $899         $62         $59
                                                               ======      ======      ======
   Interest paid                                               $2,997      $2,376      $2,902
                                                               ======      ======      ======
SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Capital lease obligations                                      $61        $198        $301
                                                               ======      ======      ======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       THREE YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996


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

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

                                                        YEARS ENDED
                                            --------------------------------
                                             JUNE 27     JUNE 28     JUNE 29
                                               1998        1997        1996

   Allowance, Beginning of Year             $   127     $   231     $   211

   Provision for Uncollectible Accounts         184          74         171

   Write-off of Uncollectible Accounts         (149)       (178)       (151)
                                            -------     -------     -------

   Allowance, End of Year                   $   162     $   127     $   231
                                            =======     =======     =======

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided using the straight-line method over the following estimated useful lives:

   Buildings                                                       30 years
   Machinery and equipment                                       2-20 years
   Vehicles                                                       3-8 years
   Furniture and fixtures                                        3-10 years

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED - The excess of the purchase price over the net assets acquired is being amortized over a forty-year period on a straight-line basis. The carrying value of goodwill is evaluated in relation to the operating performance and future undiscounted net cash flows of the related acquired businesses.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. Based on these evaluations, there were no adjustments to the carrying value on long-lived assets in fiscal 1997 and 1996. In connection with a modification of the Company's strategic plan, the Company decided to divest of one of its subsidiaries, Niemand Industries, Inc. The evaluation of the recoverability of long-lived assets held for sale are based on comparing the assets carrying amount with its fair value less cost to sell. Based on fair market value estimates, the Company recorded a charge of $14,083,000 in the fourth quarter of fiscal 1998 to write down the carrying amount of goodwill and fixed assets of Niemand Industries to estimated fair value less cost to sell. Due to uncertainties inherent in the estimation process, it is reasonably possible that the ultimate loss on the sale of Niemand Industries may vary from the current estimate.

The Company will not depreciate any of the remaining long-lived assets of Niemand Industries while they are held for sale. The Company anticipates completing this divestiture in fiscal 1999. Niemand Industries recorded sales of $12,831,000, $14,392,000 and $14,989,000 and contributed a net (loss) income of approximately ($699,000), $317,000 and $423,000, in fiscal 1998, 1997 and 1996, respectively, excluding the impairment charge in fiscal 1998, intercompany interest and corporate overhead charges.

OTHER ASSETS - Costs associated with obtaining financing arrangements are included in other assets. At June 27, 1998, unamortized financing costs of $854,000 related to the credit agreement with Harris Trust and Savings Bank (Harris Bank) were amortized as a result of the acceleration of the maturity date of such credit agreement to July 1998.

REVENUE RECOGNITION - Sales and related cost of sales are recognized upon the earlier of shipment of products or acceptance by the customer.

NET INCOME (LOSS) PER COMMON SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in the second quarter of fiscal 1998, as required. The new standard requires dual presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. All prior period per share data has been restated in accordance with SFAS 128.

ADOPTION OF FAS 130 - In June of 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such disclosure, if applicable, beginning with the first quarter of fiscal 1999.

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

2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                     JUNE 27        JUNE 28
                                                        1998           1997

   Finished goods                                    $ 6,506        $ 5,262
   Work in process                                     1,396          1,160
   Raw materials                                       2,319          2,160
   Manufacturing supplies                                446            424
                                                     -------        -------
                                                     $10,667        $ 9,006
                                                     =======        =======

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):

                                                     JUNE 27        JUNE 28
                                                        1998           1997

   Land                                              $   699        $   676
   Buildings                                          11,558         11,703
   Machinery, equipment
     and vehicles                                     28,023         33,559
   Furniture and fixtures                              2,191          1,828
   Construction-in-progress                              808          1,517
                                                     -------        -------
                                                      43,279         49,283
   Less accumulated depreciation                      17,917         14,739
                                                     -------        -------
                                                     $25,362        $34,544
                                                     =======        =======


4.  FINANCING AGREEMENTS

Long-term debt consisted of (columnar amounts in thousands):

                                                         JUNE 27     JUNE 28
                                                            1998        1997

Bank term loan,  monthly  principal  payments of
  $312,500  through August 1, 1998,  balance due
  upon maturity on August 10, 1998,  interest is
  payable monthly.                                      $ 20,000    $ 23,750

Revolving  credit  facility,  matures August 10,
  1998, interest is payable monthly.                       9,099       5,950

Note payable, for capital expansion of Marion,
  Alabama facility, due in monthly principal and
  interest installments of $8,000 through June,
  2008. Note bears interest at 5% per annum.                 746         797

Capital lease obligations                                     61         198
                                                        --------    --------
Total                                                     29,906      30,695
Less current portion                                       2,034       3,313
                                                        --------    --------
Long-term debt                                          $ 27,872    $ 27,382
                                                        ========    ========

Through various amendments of the credit agreement during fiscal 1998, the Company and Harris Bank agreed to accelerate the maturity of the Company's bank credit agreement to August 10,

1998, and to eliminate all financial covenants as of June 27, 1998. The Company's bank credit agreement with Harris Bank consists of a $25 million term loan and a $10 million revolving credit facility. The amount available under the revolving credit facility is reduced by the amount of outstanding standby letters of credit, $222,000 and $474,000 as of June 27, 1998 and June 28, 1997, respectively. The standby letters of credit relate to workman's compensation insurance policies. At June 27, 1998, both facilities bear interest at the banks prime rate plus 1%. The banks prime rate was 8.5% at June 27, 1998. At June 28, 1997, the facilities bore interest rates based on Harris Bank's prime rate or the London Interbank Offered Rate (LIBOR). The interest rate for the term loan was 8.26% based on the LIBOR rate, and the effective interest rate for the revolving credit facility was 8.12%.

On July 31, 1998, the Company refinanced its debt. The new facility with First Source Financial LLP (First Source) provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit (Revolver). The term loan requires principal payments of $562,500 in the first year of the loan, with the first quarterly payment due October 15, 1998. The balance of the term loan is due in quarterly installments of $625,000 in fiscal year 2000, $687,500 per quarter through April, 2003 and the balance of $12,687,500 due on July 31, 2003.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lessor of (A) the Revolver Commitment or
(B) the sum of (a) up to 85% of Gibraltar's "Eligible Accounts Receivable" plus
(b) up to 60% of Gibraltar's "Eligible Net Finished Goods and Raw Materials Inventory." At no time may the sum of aggregate loan advances outstanding plus the aggregate amount of Letter of Credit guarantees then extended exceed loan availability. As part of the refinancing, all outstanding letters of credit were cash collateralized with Harris Bank from the proceeds of the refinancing. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver.

The new credit facility contains certain restrictive covenants including financial covenants related to Net Worth, minimum interest coverage, capital expenditures, the debt ratio and fixed charge coverage.

The term loan bears interest at First Source's prime rate plus 0.75% or LIBOR plus 2.75%. The Revolver bears interest at First Source's prime rate plus 1.25% or LIBOR plus 3.25%. The initial interest rates are at prime but may be converted to LIBOR at the Company's option.

The proceeds from the new credit facility will be used to refinance the Harris Bank credit facility, to repay the note payable related to the Alabama facility, to pay the related transaction costs and to fund the future working capital and capital expenditure needs of the Company. The new credit facility is secured by a first priority perfected security interest in a lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property, however, including any assets acquired after closing.

During fiscal 1997, the Company purchased an interest rate cap agreement to reduce the impact of changes in interest rates. The cap agreement entitles the Company to receive from the counterparty (a major bank) the notional amount multiplied by the differences between the variable 1-month LIBOR and cap rates when the 1-month LIBOR exceeds the quoted cap rate of 10%. The above agreement matured on June 30, 1998 and the related premium was fully amortized at June 27, 1998.

Anticipated maturities of long-term debt subsequent to June 27, 1998, pursuant to the new credit facility, and future minimum payments under finance leases are as follows (in thousands):

                                                                    AMOUNTS
        1999                                                        $ 2,034
        2000                                                          2,449
        2001                                                          2,694
        2002                                                          2,755
        2003                                                          2,753
  Thereafter                                                         17,221
                                                                     ------
       Total                                                        $29,906
                                                                    =======

5.    INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                            JUNE 27     JUNE 28     JUNE 29
                                               1998        1997        1996
   Current:
     Federal                                $    50     $   478     $    30
     State                                      364          31          85
   Deferred                                  (1,849)         50         551
                                            -------     -------     -------
                                            ($1,435)    $   559     $   666
                                            =======     =======     =======

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes:

                                               JUNE 27   JUNE 28    JUNE 29
                                                  1998      1997       1996

   Statutory rate                              ($6,341)  $   303    $   465
   State income tax effect                         (84)       33         81
   Reduction of valuation allowance                  -         -       (119)
   Disallowed losses with respect
     to impaired asset writedown                 4,788         -          -
   Amortization of excess of purchase price over
     net assets acquired                           199       199        199
   Other - net                                       3        24         40
                                               -------   -------     ------
   Total                                       ($1,435)  $   559    $   666
                                               -------   -------    -------

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax liabilities and assets are comprised of the following (in thousands):

                                                         JUNE 27    JUNE 28
                                                            1998       1997
   Deferred income tax assets:
     Difference in basis of amortizable assets           $   836   $    846
     Non-deductible accrued liabilities                    1,058        330
     Net operating loss carryforwards of
      a subsidiary company                                   699        699
     State net operating loss carryforwards                  684        590
     State tax credits carryforward                          763        615
     Federal net operating loss carryforward               1,812        760
     AMT credit carryforward                                 385        385
     Differences in the basis of inventory
      for tax purposes                                       241        370
     Other - net                                             188        223
                                                         -------   --------
   Total                                                   6,666      4,818
   Deferred tax asset valuation allowance                   (147)      (147)
                                                         -------   --------
     Net                                                   6,519      4,671
                                                         -------   --------
   Deferred tax liabilities:
     Difference in basis of property, plant
      and equipment                                       (7,064)    (7,210)
     Other                                                  (222)       (77)
                                                         -------   --------
   Total                                                  (7,286)    (7,287)
                                                         -------   --------
   Net deferred income tax liability                       ($767)   ($2,616)
                                                         =======   ========

At June 27, 1998, the Company had the following tax net operating loss carryfowards for federal income tax purposes (in thousands):

   EXPIRATION                                                       AMOUNTS
      2010                                                         $  2,729
      2011                                                            2,083
      2012                                                              267
      2013                                                            2,559
                                                                   --------
      Total                                                        $  7,638
                                                                   ========

Approximately $2.3 million of such losses relate to a subsidiary company, which are available to be utilized only against future taxable income of such subsidiary.

At June 27, 1998, the Company had a state investment tax credit carryforward of approximately $0.7 million which expires if unutilized by the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

On October 7, 1997, the Company agreed to settle the Internal Revenue Services examination of the Company's income tax returns for the years 1992 through 1995. The settlement amount was fully reserved for by the Company as of June 28, 1997.


6.    EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan (the benefit plan) covering substantially all of the RidgePak Corporation hourly employees fulfilling participation requirements. Benefits are based on the employee's years of credited service. The Company's funding policy is to contribute annually the minimum amount required under ERISA. Plan assets are held by an independent trustee and consist of U.S. Government securities, time deposits, common stocks, corporate bonds and collective investment funds.

The net periodic pension cost and assumptions used for the years presented included the following components (dollars in thousands):

                                                    JUNE 27   JUNE 28    JUNE 29
                                                      1998      1997       1996
   Service cost-benefits earned during the period    $   49    $   43     $   36
   Interest cost on projected benefit obligation         34        30         27
   Actual return on plan assets                         (98)      (25)       (53)
   Net amortization and deferral                         66        (3)        33
                                                   --------   -------   --------
   Net periodic pension cost                       $     51   $    45   $     43
                                                   ========   =======   ========

   Discount rate used to calculate expense             6.50%     7.75%      7.50%
   Expected long-term rate of return on plan assets    8.00%     8.00%      8.00%

The following table sets forth the benefit plans' funded status and the amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                   JUNE 27    JUNE 28
                                                      1998       1997
   Actuarial present value of benefit obligations:
     Vested benefit obligation                     $   413   $    371
                                                   =======   ========
     Accumulated benefit obligation                $   536   $    467
                                                   =======   ========
   Projected benefit obligation for
     service rendered to date                      $  (536)  $   (467)
   Plan assets at fair value                           593        428
                                                   -------   --------
   Plan assets in excess of (less than)
     projected benefit obligation                       57        (39)
   Unrecognized loss                                   117        131
                                                   -------   --------
   Prepaid pension cost                            $   174   $     92
                                                   =======   ========

As is required by SFAS No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company recognized in the June 28, 1997 consolidated balance sheet a minimum liability of the unfunded accumulated benefit obligation as an accrued liability with an offsetting equity adjustment. As of June 28, 1997, the minimum liability amounted to $131,000, and no such provision was required for the period ended June 27, 1998.

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

The Company's contributions to the Gibraltar Plan for the years ended June 27, 1998, June 28, 1997, and June 29, 1996 were approximately $94,000, $77,000 and
$76,000, respectively.


7.  STOCK OPTION PLANS

The 1992 Incentive Stock Option Plan (the 1992 Plan) provides for grants to key employees of the Company of options to purchase in the aggregate up to 300,000 shares of the Company's common stock with exercise prices equal to or greater than the market price at the date of grant. Options granted under the 1992 Plan are exercisable no earlier than six months and no later than ten years from the grant date.

The Director Stock Option Plan (the Directors Plan) provides for each independent director to receive a grant of an option to purchase 3,000 shares of the Company's common stock at an exercise price equal to the market price at the date such person is elected to the board. Options granted under the Directors Plan are exercisable no earlier than six months and no later than ten years from the grant date.

The 1996 Non-Qualified Stock Option Plan (the 1996 Plan) is administered by the Compensation Committee (the Committee) of the Board of Directors of the Company, which determines the exercise price of options awarded on the grant date. The Company may grant to key employees options to purchase in the aggregate up to 300,000 shares of the Company's common stock. Options granted under the 1996 Plan are exercisable no earlier than six months and no later than ten years from the grant date. The Committee may further limit the exercisability of the options in such manner as the Committee deems appropriate, including, without limitation, the achievement of specified performance goals or other criteria.

Of the 225,000 shares granted August 1, 1996, all shares were granted at an exercise price equal to the market price on that date. Any exercise of options must be for a minimum of 500 shares of Stock and shall only be exercisable in accordance with the following vesting schedule:

   Date Shares of Stock May Be Purchased      Percentage of Shares of Stock
   -------------------------------------      -----------------------------
   Six months from Grant Date                                 20%
   1 year from Grant Date                                     20%
   2 years from Grant Date                                    20%
   3 years from Grant Date                                    20%
   4 years from Grant Date                                    20%

The specific performance criteria which must be met before these shares can become vested are as follows:

   Shares Vesting                            Performance Criteria
   --------------                            --------------------

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

A summary of stock option transactions under the Company's employee option plans and the Director's stock plan for each of the three years in the period ended June 27, 1998 is as follows:

                                                             WEIGHTED AVERAGE
                                                  SHARES      EXERCISE PRICE
                                                  ------      --------------
   Outstanding at July 1, 1995                   250,334          $   7.57
                                                --------------------------
       Granted                                         -              -
       Exercised                                       -              -
       Canceled or Lapsed                       (111,000)             7.62
                                                --------------------------
   Outstanding at June 29, 1996                  139,334              7.54
                                                --------------------------
       Granted                                   225,000              4.00
       Exercised                                       -              -
       Canceled or Lapsed                        (47,500)             7.91
                                                --------------------------
   Outstanding at June 28, 1997                  316,834              4.97
                                                --------------------------
       Granted                                         -              -
       Exercised                                       -              -
       Canceled or Lapsed                        (36,000)             6.85
                                                --------------------------
   Outstanding at June 27, 1998                  280,834          $   4.73
   -----------------------------------------------------------------------

   Shares exercisable at June 29, 1996            98,336          $   7.04
   Shares exercisable at June 28, 1997           127,334              6.04
   Shares exercisable at June 27, 1998           100,834          $   6.03


The following table summarizes information about stock options outstanding at June 27, 1998:

                                   Weighted
      Range of                  Avg. Remaining    Weighted                   Weighted
      Exercise     Number        Contractual       Average        Number      Average
       Prices    Outstanding         Life      Exercise Price  Exercisable  Exercisable
   ------------------------------------------------------------------------------------
       $4.00        225,000        8.1 years      $  4.00       45,000     $  4.00
   $6.00 - $6.50     22,334        4.0 years         6.02       22,334        6.02
   $8.00 - $9.00     33,500        5.8 years         8.76       33,500        8.76
                 ----------------------------------------------------------------------
                    280,834        7.5 Years       $ 4.73      100,834     $  6.03
   ------------------------------------------------------------------------------------

The Company accounts for its stock-based compensation under the provisions of APB Opion 25, "Accounting for Stock Issued to Employees," which utilizes the intrinsic value method. No compensation cost has been recognized related to the Company's stock option plans. Had compensation cost been determined based on the fair value of the options at the date of grant consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         JUNE 27        JUNE 28
                                                           1998           1997
   Net income (loss) applicable to common shareholders
                          As reported                   ($17,213)      $   225
                          Pro forma                      (17,242)          199

   Net income (loss) per basic and diluted common share
                          As reported                     ($3.41)      $  0.05
                          Pro forma                        (3.42)         0.04

The fair value of stock options granted in fiscal 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               JUNE 28
                                                                1997

   Risk free interest rate                                      6.1%
   Expected life of option grants                                 4
   Expected volatility                                         32.0%
   Expected dividend yield                                        0

At June 27, 1998, the stock option exercise prices for all three plans exceeded the market value of the Company's common stock and are therefore excluded from the Company's earnings per share calculation.


8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases office space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the years ended June 27, 1998, June 28, 1997, and June 29, 1996 under such lease agreements was approximately $1,396,000, $960,000 and $933,000, respectively. In addition, rental income related to sub-leases on office space for the year ended June 29, 1996 approximated $139,000. Due to the relocation of the Corporate office as described in Note 10, all sub-leases were terminated during fiscal year 1996. As of June 27, 1998, approximate minimum future lease commitments were as follows (in thousands):
                                                                    AMOUNTS
       1999                                                          $1511
       2000                                                           1191
       2001                                                           1050
       2002                                                            727
       2003                                                            365
 Thereafter                                                            478
                                                                   ---------
      Total                                                          $5322
                                                                   =========

LEGAL PROCEEDINGS - From time to time, the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations, or net cash flows of the Company.

ENVIRONMENTAL MATTER - In May 1995, the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company established a reserve of $750,000 for such remediation costs in fiscal 1995. The Company's accrual for such remediation costs included in other long-term liabilities on the Consolidated Balance Sheet approximates $578,000 and $598,000 as of June 27, 1998 and June 28, 1997, respectively. Incurred expenses as of June 27, 1998 related to remediation totaled $172,000. In June of 1998, the Company completed a follow-up assessment of the facility which was then filed with the Division of Water Quality (DWQ). The Company is awaiting a reply from the DWQ and is unable to determine whether amounts in excess of the established accrual will be incurred as a result of the remediation efforts or other related claims, if any. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.

EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain officers and management personnel. The terms of these agreements are specific to each employee.

9.  RELATED PARTY TRANSACTIONS

Certain officers of the Company hold an equity interest in Rostra Technologies, Inc. (Rostra), a related party. During fiscal years 1998, 1997 and 1996, the Company paid $452,433, $389,423 and $228,834, respectively, to Rostra in management fees for services provided by the Company's CEO and CFO. At June 27, 1998 and June 28, 1997, the Company owed Rostra $66,029 and $179,190, respectively, for unpaid fees.

In January of 1997, the Company entered into a note receivable with an officer of the Company with interest at 5.63% accruing monthly. The balance at June 27, 1998 and June 28, 1997 was $0 and $111,605, respectively.


10.   SEVERANCE, OFFICE MOVING AND RESTRUCTURING CHARGES

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

At June 27, 1998 and June 27, 1997, accrued liabilities and other long-term liabilities included approximately $222,000 and $300,000, respectively, of severance costs associated with the Company's fiscal 1996 restructuring. The majority of the cash outlays related to the fiscal 1996 restructuring charges were made in the fourth quarter of fiscal 1996 and during fiscal 1997.

In the second quarter of fiscal 1998, the Company approved a plan to reduce costs through a series of organizational and facility consolidations. A restructuring charge of $170,000 was recorded relating to severance costs for divisional personnel. Other costs of approximately $500,000 relating to the reorganization are included in general and administrative expenses and consist of severance and relocation costs. At. June 27, 1998, the remaining liability of approximately $245,000 relates to severance costs. The majority of the fiscal 1998 accrued termination charges will be paid during fiscal 1999.


11.   CUSTOMER CONCENTRATION

Sales to one customer, Smead Manufacturing, represented approximately 11.1%, 11.0% and 10.6% of net sales in fiscal years 1998, 1997 and 1996, respectively.


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

The carrying value of the Company's borrowings under its long-term revolving credit agreement and other long-term borrowings approximates fair value based on quoted market prices for the same or similar instruments.

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of June 27, 1998, the fair value of the letters of credit was $222,000.

The fair value of the Company's interest rate cap agreement is based on the estimated cost to terminate or settle the obligation. As of June 27, 1998 the fair value of the agreement was zero.

DERIVATIVES - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. (see Note 4).


13.     SUBSEQUENT EVENT

On July 16, 1998, the Company's Board of Directors approved a plan to close the Westport Connecticut office and relocate the corporate office functions to Hastings, Nebraska. The Company has estimated the costs to complete the move will be between $200,000 and $300,000. These costs will be incurred during the fiscal year ending July 3, 1999.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 27, 1998 and June 28, 1997 (in thousands, except per share data):

                                     QUARTER ENDED
                   -----------------------------------------------------
      1998         SEPTEMBER 30   DECEMBER 31(1)   MARCH 31   JUNE 27(2)     YEAR

Net Sales            $  19,328      $   18,619    $ 18,954    $ 18,989    $ 75,890
Gross Profit             3,547           2,224       3,164       2,817      11,752
Net Income (Loss)           14          (1,877)       (137)    (15,213)    (17,213)
Per Common Share Amounts:
(basic and diluted)
Income (Loss) before
  Extraordinary Item $       -      $    (0.37)   $  (0.03)   $  (3.01)   $  (3.41)

Net Income (Loss)    $       -      $    (0.37)   $  (0.03)   $  (3.01)   $  (3.41)

                                     QUARTER ENDED
                 -----------------------------------------------------
      1997         SEPTEMBER 30(3)  DECEMBER 31   MARCH 31    JUNE 28        YEAR

Net Sales          $    18,472      $   17,829  $   18,817  $   19,592  $   74,710
Gross Profit             3,570           3,600       4,092       4,052      15,314
Income (Loss) before
  Extraordinary Item       (66)             39         235         124         332
Net Income (Loss)         (173)             39         235         124         225
Per Common Share Amounts:
(basic and diluted)
Income (Loss) before
  Extraordinary Item  $  (0.02)     $     0.01  $     0.05   $    0.03   $    0.07

Net Income (Loss)     $  (0.04)     $     0.01  $     0.05   $    0.03   $    0.05

(1) Included in the second quarter of fiscal 1998 net income (loss) is an increase in receivable, inventory and other reserves of approximately $600,000, a charge for severance and relocation costs of approximately $500,000 and a restructuring charge of $170,000 consisting of severance costs for divisional personnel.

(2) The fourth quarter of fiscal 1998 net income (loss) includes an impairment write down of long-lived assets related to Niemand Industries, Inc. of approximately $14,083,000, and a write-off of unamortized finance costs related to the Harris Bank refinancing of approximately $854,000.

(3) The first quarter of fiscal 1997 net income (loss) includes an extraordinary after-tax loss of $107,000 reflecting the write-off of unamortized finance costs of a previous refinancing.