Form 10-Q
period 1998-09-30
GIBRALTAR PACKAGING GROUP INC
filed 1998-11-16
CIK 882830

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ------------------


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     September 30, 1998


Commission File Number:       00-19800


                        GIBRALTAR PACKAGING GROUP, INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                             47-0496290
(State of incorporation)                                  (IRS Employer
                                                          Identification Number)
       2000 Summit Avenue
       Hastings, Nebraska                                     68902-2148
 (Address of principal executive offices)                     (Zip Code)

                                (402) 463-1366
             (Registrant's telephone number, including area code)

               274 Riverside Avenue, Westport, Connecticut, 06880
          (Former Address of Registrant's Principal Executive Offices)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              |X| Yes |_| No

      As of September 30, 1998, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
               ------------------------------------------------
                                     INDEX
                                     -----


                                                                   Page Number
                                                                   -----------
PART I.   FINANCIAL INFORMATION
--------------------------------

Item 1.   Financial Statements:

          Consolidated Balance Sheets                                        1
           As of September 30, 1998 (Unaudited) and June 27, 1998

          Consolidated Statements of Operations (Unaudited) for the          2
           Three Months Ended September 30, 1998 and 1997

          Consolidated Statements of Cash Flows (Unaudited) for the          3
           Three Months Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements (Unaudited)             4

Item 2.   Management's Discussion and Analysis of Interim Financial          6
           Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                                                                             8
PART II.  OTHER INFORMATION
--------  -----------------
Item 1.   Legal Proceedings                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10

          Signature                                                         11

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)



                                                            September 30,         June 27,
                                                                1998                1998
                                                            -------------         ---------
ASSETS                                                      (Unaudited)
CURRENT ASSETS:
   Restricted bank deposits                                    $     229           $    --
   Accounts receivable (Net of allowance for
     doubtful accounts of $199 and $162, respectively)             7,942              7,820
   Inventories (Note B)                                           11,114             10,667
   Deferred income taxes                                             892                892
   Prepaid and other current assets                                  659                483
                                                               ---------          ---------
          Total current assets                                    20,836             19,862
 PROPERTY, PLANT AND EQUIPMENT - Net                              25,039             25,362
 EXCESS OF PURCHASE PRICE OVER NET
   ASSETS ACQUIRED (Net of accumulated
   amortization of $3,470 and $3,368, respectively)               13,673             13,775
 OTHER ASSETS (Net of accumulated amortization
   of $1,226 and $1,199, respectively)                             1,001                258
                                                               ---------          ---------

 TOTAL                                                         $  60,549          $  59,257
                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks not yet presented                                   $     465          $   1,005
   Current portion of long-term debt                              2,278              2,034
   Accounts payable                                               7,376              9,310
   Accrued expenses                                               2,302              2,344
   Income taxes payable                                             109                200
                                                               --------          ---------
          Total current liabilities                              12,530             14,893
 LONG-TERM DEBT - Net of current portion                         31,740             27,872
 DEFERRED INCOME TAXES                                            1,659              1,659
 OTHER LONG-TERM LIABILITIES                                        779                815
                                                              ---------          ---------
   Total liabilities                                             46,708             45,239
                                                              ---------          ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued
   Common stock, $.01 par value; 10,000,000 shares
     authorized; 5,041,544 issued and outstanding                    50                 50
   Additional paid-in capital                                    28,162             28,162
   Retained earnings (deficit)                                  (14,371)           (14,194)
                                                             ----------          ---------
          Total stockholders' equity                             13,841             14,018
                                                              ---------          ---------

 TOTAL                                                        $  60,549          $  59,257
                                                              =========          =========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                        Three Months Ended
                                                           September 30,
                                                   --------------------------
                                                      1998            1997
                                                      ----            ----
NET SALES                                          $  20,185        $  19,328
COST OF GOODS SOLD                                    16,964           15,781
                                                   ---------        ---------
GROSS PROFIT                                           3,221            3,547
                                                   ---------        ---------
OPERATING EXPENSES:
  Selling                                                887            1,077
  General and administrative                           1,549            1,542
  Amortization of excess of purchase price
    over net assets acquired                             102              146
                                                   ---------        ---------
      Total operating expenses                         2,538            2,765
                                                   ---------        ---------
INCOME FROM OPERATIONS                                   683              782
                                                   ---------        ---------
OTHER (INCOME) EXPENSE:
   Interest expense                                      906              707
   Other (income) expense - net                           (2)             (46)
                                                   ---------        ---------
      Other expense - net                                904              661
                                                   ---------        ---------
(LOSS) INCOME BEFORE INCOME TAXES                       (221)             121
(BENEFIT) PROVISION FOR INCOME TAXES                     (44)             107
                                                   ----------       ---------
NET (LOSS) INCOME                                  $    (177)       $      14
                                                   ==========       =========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
   Net (Loss) Income                                $  (0.04)        $     --
                                                   =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING
   (basic and diluted)                             5,041,544        5,041,544
                                                   =========        =========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                          Three Months Ended
                                                              September 30,
                                                          -------------------
                                                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:                     ------       ------
   Net (loss) income                                    $   (177)      $   14
   Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating activities:
     Depreciation                                            613          829
     Amortization                                            129          191
     Gain on sale of property, plant and equipment            (1)         (47)
     Changes in operating assets and liabilities:
        Accounts receivable - net                           (122)         646
        Inventories                                         (447)        (366)
        Prepaid expenses and other assets                   (116)        (487)
        Accounts payable                                  (1,934)         488
        Income taxes payable                                 (91)          40
        Accrued expenses and other liabilities               (78)      (1,127)
                                                       ----------    --------

     Net Cash (Used in) Provided by Operating Activities  (2,224)         181
                                                      -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment          1          82
     Changes in restricted funds                             (229)         --
   Purchases of property, plant and equipment                (290)       (507)
                                                        ----------   ---------

     Net Cash Used in Investing Activities                   (518)       (425)
                                                        ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit facility           3,799        1,150
   Net principal repayments of long-term debt             (30,523)      (1,259)
   Proceeds from refinancing                               30,830           --
   Refinancing costs                                         (830)          --
   Net borrowings (repayments) under capital leases             6          (43)
                                                        ---------    ---------

     Net Cash Provided by (Used in) Financing Activities    3,282         (152)
                                                        ---------    ----------

NET INCREASE (DECREASE) IN CASH                               540         (396)

(CHECKS NOT YET PRESENTED) CASH
   AT BEGINNING OF PERIOD                                  (1,005)         110
                                                        ----------   ---------

CHECKS NOT YET PRESENTED
   AT END OF PERIOD                                     $    (465)   $    (286)
                                                         ==========   =========

See notes to unaudited consolidated financial statements.

                  GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    GENERAL

      The consolidated balance sheet of Gibraltar Packaging Group, Inc. and Subsidiaries (Gibraltar, or the Company) at June 27, 1998 has been derived from Gibraltar's Annual Report on Form 10-K for the year then ended. All other consolidated financial statements contained herein have been prepared by Gibraltar and are unaudited. The financial statements should be read in conjunction with the financial statements for the year ended June 27, 1998 and the notes thereto contained in Gibraltar's Annual Report on Form 10-K.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of September 30, 1998, and the results of their operations and their cash flows for the periods presented herein. Results for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

B.    INVENTORIES

      Inventories consisted of the following (In thousands):

                                                   September 30,      June 27,
                                                       1998             1998
                                                   -------------      --------
                                                    (Unaudited)

         Finished goods                            $   6,562         $   6,506
         Work in process                               1,613             1,396
         Raw materials                                 2,443             2,319
         Manufacturing supplies                          496               446
                                                   ---------         ---------
                                                   $  11,114         $  10,667
                                                   =========         =========

C.    RESTRICTED BANK DEPOSITS

      Restricted bank deposits are held by Harris Bank which require such deposits be maintained in support of outstanding letters of credit and bank fees in relation to those letters. The letters of credit relate to workman's compensation insurance policies.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D.    NET INCOME (LOSS) PER COMMON SHARE

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," in the second quarter of fiscal 1998, as required. The new standard requires dual presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. Presently, there is no difference for the Company between basic and diluted income per share. All prior periods per share data has been restated in accordance with SFAS 128.

E.    ADOPTION OF FAS 130

      During the first quarter of fiscal 1999, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Presently, there are no components of comprehensive income for the Company.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Event:
On October 30, 1998, the Company closed its Westport, Connecticut Corporate Office and consolidated the Company's administrative functions into its Great Plains' operations in Hastings, Nebraska.

Results of Operations:

Three Months Ended September 30, 1998 Compared to
Three Months Ended September 30, 1997
-------------------------------------------------

In the first quarter of fiscal 1999, the Company had net sales of $20.2 million compared with sales of $19.3 million in the first quarter of fiscal 1998, an increase of $0.9 million or 4.4%. The Company continues to gain sales momentum as the volume of sales to major customers primarily of folding and flexible cartons increased over the corresponding prior period, most notably at the Great Plains Packaging division.

Cost of goods sold increased $1.2 million or 7.5% to $17.0 million in the first quarter of fiscal 1999 compared to $15.8 million in the corresponding period in fiscal 1998. Cost of goods sold expressed as a percentage of net sales increased in the first quarter of fiscal 1999 to 84.0% compared to 81.6% in the corresponding period of fiscal 1998. The increase in the costs of products sold over the comparable period in fiscal 1998 is primarily attributable to higher labor costs incurred at Standard Packaging & Printing Corp. (Standard) associated with servicing customer demands and unusually high maintenance and repair costs. Additionally, Niemand Industries, Inc. (Niemand) and GB Labels, Inc. suffered adverse product mix changes as sales of their higher margin products declined. Niemand was affected by a decline in demand for its high margin applicade product as a result of technology changes. Niemand has begun a program to increase selling prices and reduce the material costs of its lower margin product lines in an effort to improve overall gross margins.

Selling expenses decreased $0.2 million or 17.6% in the first three months of fiscal 1999, to $0.9 million from $1.1 million in the first three months of fiscal 1998, primarily as a result of an overall decrease in the size of Gibraltar's sales force and its marketing programs. These reductions are a direct result of cost savings following the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

General and administrative expenses expressed as a percentage of net sales decreased to 7.7% in the first quarter of fiscal 1999, compared with 8.0% in the corresponding fiscal 1998 period. The Company continues to realize the cost savings benefits of the second quarter fiscal 1998 restructuring program as general and administrative expenses in relation to sales decreased over the corresponding prior period. The Company continues its commitment to evaluate and implement, as necessary, cost saving opportunities.

Interest expense for the first quarter of fiscal 1999 increased to $0.9 million from $0.7 million in the first quarter of fiscal 1998, an increase of $0.2 million or 28.1%. The increase is due to the net effect of overall higher borrowings of approximately $4.1 million primarily as a result of the debt refinancing which was completed on July 31, 1998, coupled with higher interest rates in fiscal 1999, as compared to the prior year.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The benefit for income taxes as a percentage of pre-tax loss for the three months ended September 30, 1998 is (19.9%), which differs from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired. This compares with an effective tax rate of 88.4% in the prior year caused by a low level of pre-tax income combined with the impact of the non-deductible amortization.

Financial Condition:

On July 31,1998, the Company refinanced its debt. The new facility with First Source Financial LLP (First Source) provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit (Revolver). The term loan requires quarterly principal payments of $562,500 in the first year of the loan, beginning October 15, 1998. The balance of the term loan is due in quarterly installments of $625,000 in fiscal year 2000, $687,500 per quarter through April 2003 and the balance of $12,687,500 is due on July 31, 2003.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lessor of (A) the Revolver Commitment or
(B) the sum of (a) up to 85% of Gibraltar's eligible accounts receivable plus
(b) up to 60% of Gibraltar's eligible inventory. As part of the refinancing, all outstanding letters of credit were collateralized with Harris Bank from the proceeds of the refinancing and are classified as part of restricted bank deposits on the Consolidated Balance Sheets. Outstanding letters of credit at September 30, 1998 amounted to $222,000 and relate to workman's compensation insurance claims. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver.

The new credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage, Capital Expenditures, the Debt ratio and Fixed Charge Coverage. As of September 30, 1998, the Company was not in compliance with certain financial covenants. The covenant for Net Worth was amended as of September 30,1998 and waivers were issued for covenants related to Minimum Interest Coverage, and the Debt ratio.

The Revolver bears interest at First Source's prime rate plus 0.75% or the London Interbank Offered Rate (LIBOR) plus 2.75%. The term loan bears interest at First Source's prime rate plus 1.25% or LIBOR plus 3.25%. The interest rates at September 30, 1998 were at prime but may be converted to LIBOR in future periods. First Source's prime rate was 8.5% at September 30, 1998.

The proceeds from the new credit facility were used to refinance the Harris Bank credit facility, to repay the note payable related to the Alabama facility, to pay the related transactions costs, and to fund the working capital and capital expenditure needs of the Company. The new credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property, however, including any assets acquired after closing.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 1998, the Company had working capital of $8.3 million, as compared to $5.0 million at June 27,1998. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. The increase in working capital is primarily due to the net effect of an increased borrowing capacity as a result of the debt refinancing described above. The Company had available to it unused borrowing capacity of $2.6 million as of September 30, 1998.

During the three months ended September 30, 1998, capital expenditures totaled $0.3 million compared with $0.5 million in the corresponding quarter in fiscal 1998, and consisted primarily of additions to machinery and equipment. Gibraltar makes capital improvements to improve efficiency and product quality and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

Management believes that future funds generated by operations, and borrowings available under its new credit facility with First Source will be sufficient to meet working capital, and capital expenditure requirements in fiscal 1999.

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

The Company has completed its initial assessment of all currently used computer systems and has developed a plan to correct those areas that will be affected by the Year 2000 issue. The folding carton divisions of the Company (Great Plains Packaging, RidgePak Corp. and Standard) have recently installed AmTech's Imaginera software for their manufacturing and accounting IS systems. These information systems are certified by the vendor to be Year 2000 Compliant. Niemand has done an extensive review of all its current computer programs and files and is evaluating options to upgrade all IS systems for Year 2000 compliance. Niemand has completed the assessment phase, and will finalize their decision on vendor selection by November 30, 1998. The anticipated cost of the upgrade is approximately $75,000.

The Company began in fiscal 1998 evaluating environmental and manufacturing equipment, telephones, personal computer hardware and software outside of the Company's IS systems. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but doesn't expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

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

The Company presently anticipates that it will complete its Year 2000 assessment and remediation by the end of fiscal 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. If the Company does not complete implementation of its remediation plan prior to January 1, 2000, the Company's operations and financial condition will be negatively impacted, perhaps significantly, by the failure of its information and or manufacturing systems. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communications or transportation systems as result of Year 2000 issues.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what is plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) whether the Company will be able to maintain its listing on the Nasdaq National Market; (5) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future;
(6) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 1999; (7) whether the Company will be able to sell Niemand Industries on terms that are satisfactory to the Company; (8) continued stability in other raw material prices, including oil-based resin and plastic film; (9) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) pressure on prices from competition or purchasers of the Company's products; and (11) the introduction of competing products by other firms. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the Company's analysis only as of the date hereof. Gibraltar undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.


PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has been notified by the Nasdaq Stock Market (Nasdaq) that the Company's Common Stock, par value $0.01 per share (the Common Stock), will be delisted from the Nasdaq National Market (National Market). Nasdaq has taken this action because the Company does not currently meet Nasdaq's requirement that listed companies maintain net tangible assets of at least $4.0 million. The Company also is not presently in compliance with the National Market's requirement that the market value of the public float, which excludes shares held by affiliates of the Company, be at least $5.0 million. The Company has appealed the delisting determination by Nasdaq. The delisting will be delayed until Nasdaq's decision on the appeal becomes final.

There is no assurance that the Company will be successful in maintaining its National Market listing. If the Company's Common Stock were delisted, there would likely be a negative impact on the trading market, liquidity and price of the Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

         None.

      (b) Reports on Form 8-K:

         Gibraltar did not file any reports on Form 8-K during the quarter ended
           September 30, 1998.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBRALTAR PACKAGING GROUP, INC.



Date:    November 16, 1998             By:   /s/    John  W. Lloyd
      -----------------------             --------------------------------------
                                         John W. Lloyd, Chief Financial Officer


                                         Signing on behalf of the registrant and
                                          as principal financial officer