Form 10-Q
period 1998-12-31
GIBRALTAR PACKAGING GROUP INC
filed 1999-02-11
CIK 882830

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ------------------


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     December 31, 1998


Commission File Number:       00-19800


                        GIBRALTAR PACKAGING GROUP, INC.
            (Exact name of registrant as specified in its charter)



       DELAWARE                                             47-0496290
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification Number)
       2000 Summit Avenue
        Hastings, Nebraska                                 68902-2148
 (Address of principal executive offices)                  (Zip Code)


                                (402) 463-1366
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      As of December 31, 1998, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets                                        1
           As of December 31, 1998 and June 27, 1998

          Consolidated Statements of Operations for the                      2
           Three Months Ended December 31, 1998 and 1997 and
           Six Months Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the                      3
           Six Months Ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements                         4

Item 2.   Management's Discussion and Analysis of Financial                  6
           Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        11
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 6.   Exhibits and Reports on Form 8-K                                  13

          Signature                                                         14

                  GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                   (In thousands except share and per share data)

                                                        December 31,          June 27,
                                                               1998            1998
                                                         ------------------- --------
ASSETS
CURRENT ASSETS:
  Cash                                                         $    267    $    114
  Restricted bank deposits                                          229        --
  Accounts receivable (Net of  allowance for
    doubtful accounts of $212 and $162, respectively)             7,150       7,820
  Inventories                                                    11,661      10,667
  Income taxes receivable                                           196        --
  Deferred income taxes                                             892         892
  Prepaid and other current assets                                  632         483
                                                               --------    --------
    Total current assets                                         21,027      19,976
PROPERTY, PLANT AND EQUIPMENT - Net                              24,610      25,362
EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED (Net of accumulated
  amortization of $3,574 and $3,368, respectively)               13,571      13,775
OTHER ASSETS (Net of accumulated amortization
  of $76 and $1,199, respectively)                                  955         258
                                                               --------    --------
TOTAL                                                          $ 60,163    $ 59,371
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks not yet presented                                     $  1,022    $  1,119
  Current portion of long-term debt                               2,341       2,034
  Accounts payable                                                7,896       9,310
  Accrued expenses                                                2,092       2,344
  Income taxes payable                                             --           200
                                                               --------    --------
    Total current liabilities                                    13,351      15,007
LONG-TERM DEBT - Net of current portion                          30,842      27,872
DEFERRED INCOME TAXES                                             1,659       1,659
OTHER LONG-TERM LIABILITIES                                         707         815
                                                               --------    --------
    Total liabilities                                            46,559      45,353
                                                               --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued
  Common stock, $.01 par value; 10,000,000 shares
   authorized; 5,041,544 issued and outstanding                      50          50
  Additional paid-in capital                                     28,162      28,162
  Retained deficit                                              (14,608)    (14,194)
    Total stockholders' equity                                   13,604      14,018
                                                               --------    --------
TOTAL                                                          $ 60,163    $ 59,371
                                                               ========    ========

   See notes to unaudited consolidated financial statements

                     GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                   (In thousands except share and per share data)

                                                  Three Months Ended              Six Months Ended
                                                       December 31,                 December 31,
                                                       ------------                 ------------
                                                   1998            1997          1998           1997
                                                   ----            ----          ----           ----


NET SALES                                     $    18,980    $    18,619    $    39,165    $    37,947
COST OF GOODS SOLD                                 16,022         16,395         32,986         32,176
                                              -----------    -----------    -----------    -----------
GROSS PROFIT                                        2,958          2,224          6,179          5,771
                                              -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Selling                                             856          1,154          1,743          2,231
  General and administrative                        1,284          2,981          2,833          4,523
  Amortization of excess of purchase price
   over net assets acquired                           104            147            206            293
  Restructuring charges                               235            170            235            170
                                              -----------    -----------    -----------    -----------
Total operating expenses                            2,479          4,452          5,017          7,217
                                              -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                         479         (2,228)         1,162         (1,446)
OTHER EXPENSE (INCOME):
  Interest expense                                    799            806          1,705          1,513
  Other income                                         (5)            (3)            (7)           (49)
                                              -----------    -----------    -----------    -----------
 Other expense - net                                  794            803          1,698          1,464
                                              -----------    -----------    -----------    -----------
LOSS  BEFORE INCOME TAXES                            (315)        (3,031)          (536)        (2,910)
INCOME TAX BENEFIT                                    (78)        (1,154)          (122)        (1,047)
                                              -----------    -----------    -----------    -----------
NET LOSS                                      $      (237)   $    (1,877)   $      (414)   $    (1,863)
                                              ===========    ===========    ===========    ===========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
  Net Loss                                    $     (0.05)   $     (0.37)   $     (0.08)   $     (0.37)
                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 (basic and diluted)                            5,041,544      5,041,544      5,041,544      5,041,544
                                              ===========    ===========    ===========    ===========

See notes to unaudited consolidated financial statements.

                 GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)

                                                            Six Months Ended
                                                               December 31,
                                                               ------------
                                                            1998         1997
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (414)    $(1,863)
  Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
  Depreciation and amortization                             1,493       2,047
  Gain on sale of property, plant and equipment                (1)        (49)
  Write-down of long-lived assets                              61        --
  Changes in operating assets and liabilities:
     Accounts receivable - net                                670       1,128
     Inventories                                             (994)       (308)
     Income taxes                                            (396)     (1,248)
     Prepaid expenses and other assets                        (85)       (264)
     Accounts payable                                      (1,511)      1,868
     Accrued expenses and other liabilities                  (360)       (111)
                                                         --------    --------

  Net Cash (Used In) Provided by Operating Activities      (1,537)      1,200
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment           4          84
  Changes in restricted                                      (229)       --
  Purchases of property, plant and equipment                 (532)     (1,071)
                                                         --------    --------

  Net Cash Used in Investing Activities                      (757)       (987)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility            3,513       1,650
  Net principal repayments of long-term debt              (31,085)     (1,898)
  Proceeds from refinancing                                30,830        --
  Refinancing costs                                          (830)       --
  Net activity under capital leases                            19         (75)
                                                         --------    --------

  Net Cash Provided by (Used In) Financing Activities       2,447        (323)
                                                         --------    --------

NET INCREASE (DECREASE) IN CASH                               153        (110)

CASH AT BEGINNING OF PERIOD                                   114         110
                                                         --------    --------

CASH AT END OF PERIOD                                    $    267    $   --
                                                         ========    ========


See notes to unaudited consolidated financial statements.

                  GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    GENERAL

      The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Gibraltar as of December 31, 1998, and the results of its operations and cash flows for the periods presented herein. Results for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements for the year ended June 27, 1998 and the notes thereto contained in Gibraltar's Annual Report on Form 10-K.

B.    INVENTORIES

      Inventories consisted of the following (In thousands):

                                                   December 31,       June 27,
                                                       1998             1998
                                                       ----             ----
         Finished goods                            $   7,138         $   6,506
         Work in process                               1,582             1,396
         Raw materials                                 2,444             2,319
         Manufacturing supplies                          497               446
                                                   ---------         ---------
                                                   $  11,661         $  10,667
                                                   =========         =========

C.    RESTRICTED BANK DEPOSITS

      Restricted bank deposits are held at Harris Bank in support of outstanding letters of credit and bank fees in relation to those letters. The letters of credit relate to workman's compensation insurance policies.

D.    NET INCOME (LOSS) PER COMMON SHARE

      Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. Presently, there is no difference for the Company between basic and diluted income per share.

                 GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

E.    ADOPTION OF SFAS 130

      During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Presently, there are no components of comprehensive income for the Company.

F.    RESTRUCTURING CHARGES

      As previously announced, the Company approved a plan to reduce costs by closing the Company's corporate office and moving the Company's corporate functions to its Hastings, Nebraska facility. The move was completed on November 2, 1998. Included in the three months ended December 31, 1998, is a restructuring charge of $0.2 million consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

G.    STOCK APPRECIATION RIGHTS

      On November 30, 1998, the Company established the 1998 Stock Appreciation Rights Plan (the "Plan") to be administered by the Compensation Committee of the Company's Board of Directors. The Plan provides for the discretionary granting of Stock Appreciation Rights ("SAR") to key employees of the Company. SARs held by grantees under the Plan entitle the holder to cash payments only.

      Effective January 15, 1999, 150,000 SARs valued at $2.25 each and 150,000 SARs valued at $3.00 each were granted to officers of the Company. The SARs vest at 20% per year through the maturity date of June 30, 2003.

H.    RECLASSIFICATION

      Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with the fiscal 1999 presentation.

                 GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Recent Events:

      As previously announced, the Company has been pursuing the sale of Niemand Industries, Inc. ("Niemand"), and anticipates completing this divestiture before the end of fiscal 1999.

      Effective January 5, 1999, Merrell A. Ketchum was appointed Division President of Niemand. Mr. Ketchum replaced John F. Justice, who left the Company to pursue other opportunities.

      Results of Operations:

      Three Months Ended December 31, 1998 Compared to
      Three Months Ended December 31, 1997

      In the second quarter of fiscal 1999, the Company had net sales of $19.0 million compared with $18.6 million in the second quarter of fiscal 1998, an increase of $0.4 million or 1.9%. Sales of folding cartons continued to remain strong, as sales to major customers in the second fiscal quarter increased over the corresponding period in the previous year. Sales of pressure sensitive labels decreased compared with prior year levels.

      Cost of goods sold decreased $0.4 million or 2.3% to $16.0 million in the second quarter of fiscal 1999 compared to $16.4 million in the second quarter of fiscal 1998. Expressed as a percentage of net sales, cost of goods sold decreased in the second quarter of fiscal 1999 to 84.4% compared to 88.1% in the corresponding period of fiscal 1998. Several factors contributed to the decrease. Product mix for Great Plains Packaging Co., ("Gibraltar" dba "Great Plains") improved, allowing it to schedule and run jobs more efficiently and cost effectively. Raw material costs continued to decline as Standard Packaging & Printing Corp. ("Standard Packaging") renegotiated prices with suppliers and internalized the die making and ink mixing processes. As a result of writing down the carrying amount of goodwill and fixed assets for Niemand to estimated fair market value less cost to sell at the end of fiscal 1998, depreciation expense has been significantly reduced in fiscal 1999. However, the decrease in cost of goods sold has been partially offset by higher labor costs incurred at Standard Packaging associated with servicing customer demands over the corresponding period in the previous year.

      Selling expenses decreased $0.3 million or 25.8% in the second quarter of fiscal 1999, to $0.9 million from $1.2 million in the second quarter of fiscal 1998, primarily as a result of an overall decrease in the size of Gibraltar's sales force and its marketing programs. These reductions are a direct result of cost savings following the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

      General and administrative expenses expressed as a percentage of net sales decreased to 6.8% in the second quarter of fiscal 1999, compared with 16.0% in the corresponding fiscal 1998 period. The Company continues to realize the cost savings benefits of the second quarter fiscal 1998 restructuring program. In addition, general and administrative expenses were lower as a result of

                    GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


      the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999. Included in general and administrative expenses in the second quarter of fiscal 1998 is an increase in receivable and other reserves of $0.6 million, and a charge for severance and relocation costs of approximately $0.5 million.

      Included in the three months ended December 31, 1998, is a restructuring charge of $0.2 million consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

      Total interest expense for the second quarter of fiscal 1999 remained constant with the second quarter of fiscal 1998 at $0.8 million. In the second quarter of fiscal 1998, the Company incurred fees in amending the Company's revolving credit facility. The lower fees in the second quarter of fiscal 1999 were offset by increased interest expense as a result of higher borrowings of approximately $2.8 million, coupled with higher interest rates.

      The income tax benefit as a percentage of pre-tax loss for the three months ended December 31, 1998 is 25%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired. The equivalent tax rate was 38% for the corresponding period in the prior year.

      Six Months Ended December 31, 1998 Compared to
      Six Months Ended December 31, 1997

      Net sales increased $1.2 million, or 3.2%, to $39.2 million during the first six months of fiscal 1999 from $37.9 million during the first six months of fiscal 1998. Sales of folding cartons in the first six months of fiscal 1999 increased over the corresponding period in fiscal 1998, most notably at Great Plains. Sales of pressure sensitive labels decreased compared with prior year levels.

      Cost of goods sold increased $0.8 million, or 2.5% for the six months ended December 31, 1998 compared with the corresponding period in fiscal 1998. Expressed as a percentage of net sales, cost of goods sold decreased in the first six months of fiscal 1999 to 84.2% compared to 84.8% in the corresponding period of fiscal 1998. Product mix for Great Plains improved, allowing it to schedule and run jobs more efficiently and cost effectively. Raw material costs continued to decline as Standard Packaging renegotiated prices with suppliers and internalized the die making and ink mixing processes. As a result of writing down the carrying amount of goodwill and fixed assets for Niemand to estimated fair market value less cost to sell at the end of fiscal 1998, depreciation expense has been significantly reduced in fiscal 1999. However, the decrease in cost of goods sold has been partially offset by higher labor costs incurred at Standard Packaging, associated with servicing customer demands over the corresponding period in the previous year.

      Selling expenses expressed as a percentage of net sales decreased to 4.5% in the first six months of fiscal 1999, compared with 5.9% in the first six months of fiscal 1998, primarily as a result of an overall decrease in the size of Gibraltar's sales force and its marketing programs. These reductions are a direct result of cost savings following the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

                    GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


      General and administrative expenses decreased $1.7 million, or 37.4%. The Company continues to realize the cost savings benefits of the second quarter fiscal 1998 restructuring program. In addition, general and administrative expenses were lower as a result of the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999. Included in general and administrative expenses in the second quarter of fiscal 1998 is an increase in receivable and other reserves of $0.6 million and a charge for severance and relocation costs of approximately $0.5 million.

      Included in the three months ended December 31, 1998, is a restructuring charge of $0.2 million consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

      Total interest expense for the first six months of fiscal 1999 increased $0.2 million, or 12.7%, to $1.7 million from $1.5 million in the first six months of fiscal 1998. In the second quarter of fiscal 1998, the Company incurred fees in amending the Company's revolving credit facility. The lower fees in the second quarter of fiscal 1999 were offset by increased interest expense as a result of higher borrowings of approximately $2.8 million, coupled with higher interest rates.

      The income tax benefit as a percentage of pre-tax loss for the six months ended December 31, 1998 is 23%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired. The equivalent tax rate was 36% for the corresponding period in the prior year.

      Financial Condition:

      On July 31,1998, the Company refinanced all of its outstanding debt. The new facility with First Source Financial LLP (First Source) provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit (Revolver). The term loan requires quarterly principal payments of $562,500 in the first year of the loan, beginning October 15, 1998. The balance of the term loan is due in quarterly installments of $625,000 in fiscal year 2000, $687,500 per quarter through April 2003 and the balance of $12,687,500 is due on July 31, 2003.

      The proceeds from the new credit facility were used to refinance the Harris Bank credit facility, to repay the note payable related to the Alabama facility, to pay the related transactions costs, and to fund the working capital and capital expenditure needs of the Company. The new credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property.

      The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) the Revolver Commitment or (2) the sum of (a) up to 85% of Gibraltar's eligible accounts receivable plus (b) up to 60% of Gibraltar's eligible inventory.

      As part of the refinancing, all outstanding letters of credit were collateralized with Harris Bank from

                    GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


      the proceeds of the refinancing and are classified as part of restricted bank deposits on the Consolidated Balance Sheets. Outstanding letters of credit at December 31, 1998 amounted to $222,000 and relate to workman's compensation insurance claims.

      The new credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, the Debt Ratio and Fixed Charge Coverage. As of December 31, 1998, the Company was not in compliance with certain financial covenants. First Source has amended the credit agreement with the Company to waive covenants relating to the Minimum Interest Coverage Ratio and the Debt Ratio as of December 31, 1998. In addition, First Source has amended the credit agreement to make the Minimum Interest Coverage Ratio and the Debt Ratio less restrictive for the remainder of the fiscal year.

      The Revolver bears interest at First Source's prime rate plus 0.75% or the London Interbank Offered Rate (LIBOR) plus 2.75%. The term loan bears interest at First Source's prime rate plus 1.25% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver. The interest rates at December 31, 1998 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 7.75% and 5.575%, respectively, at December 31, 1998. However, under the terms of the amended credit agreement, the LIBOR option was suspended, effective January 25, 1999 until the Company achieves the covenant levels required by the amended credit agreement.

      At December 31, 1998, the Company had working capital of $7.7 million, as compared to $5.0 million at June 27,1998. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. The increase in working capital was made possible by increased borrowing capacity as a result of the debt refinancing described above. The Company had available to it unused borrowing capacity of $1.8 million as of December 31, 1998.

      During the first six months ended December 31, 1998, capital expenditures totaled $0.5 million compared with $1.1 million in the corresponding period in fiscal 1998, and consisted primarily of building expansion and additions to machinery and equipment. Gibraltar makes capital improvements to improve efficiency and product quality and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

      Management believes that future funds generated by operations and borrowings available under its new credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in fiscal 1999.

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

                    GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


      The Company has completed its initial assessment of all currently used computer systems and has developed a plan to correct those areas that will be affected by the Year 2000 issue. The folding carton divisions of the Company (Great Plains, RidgePak Corp. dba Flashfold Carton and Standard Packaging) have recently installed AmTech's Imaginera software for their manufacturing and accounting IS systems. These information systems are certified by the vendor to be Year 2000 Compliant. Niemand has done an extensive review of all its current computer programs and files and has completed its evaluation of vendors to upgrade all IS systems for Year 2000 compliance. The budget for these upgrades is $80,000, and Niemand anticipates completion of these upgrades by June 1999.

      The Company began in fiscal 1998 evaluating environmental and manufacturing equipment, telephones, personal computer hardware and software outside of the Company's IS systems. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but does not expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

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

      Forward-Looking Statements

      Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (3)

                    GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


      manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) whether the Company will be able to maintain its listing on the Nasdaq National Market; (5) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; (6) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 1999; (7) whether the Company will be able to sell Niemand Industries on terms that are satisfactory to the Company; (8) continued stability in other raw material prices, including oil-based resin and plastic film; (9) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) pressure on prices from competition or purchasers of the Company's products; (11) the introduction of competing products by other firms, (12) the Company's ability to comply with restrictive financial covenants contained in its loan documents in the future and to obtain waivers of any default if it is not able to do so, and (13) whether the Company will be able to successfully complete its Year 2000 remediation prior to January 1, 2000, and the risk that not all of the Company's vendors and suppliers will be Year 2000 compliant. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. Gibraltar undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at December 31, 1998 is at variable interest rates, and the company has in the past utilized interest rate caps to reduce the impact of changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.2 million impact on interest expense for the six months ended December 31, 1998.

                    GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      From time to time, the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

      In May 1998, two lawsuits, captioned Monroe B. Moorefield et al v. Bernard
      H. Oakley, Sr., et al, File Number 98 CVS 990; and Harold L. Fogleman et al v. Bernard H. Oakley, Sr., et al, File Number 98 CVS 989, were filed in Alamance County, State of North Carolina, alleging property damage and personal injury arising from the groundwater contamination at GB Labels, Inc. ("GB Labels"). Gibraltar and GB Labels, among others, were also named as defendants in the lawsuits. The plaintiffs are all property owners, or their family members, residing near the GB Labels facility.

      In October 1998 the Fogleman plaintiffs dismissed without prejudice their personal injury claims against the Company. The Foglemans' property damage claims remain pending and the Company is pursuing discovery on these claims. The Company and GB Labels have in their responses to the complaints denied liability and intend to vigorously defend themselves. Although at this time, the Company cannot predict the outcome of this lawsuit, the Company does not believe that this lawsuit will have a material adverse effect on the business or financial condition of the Company.

      In November 1998 the Moorefield plaintiffs dismissed their entire complaint against the Company without prejudice. No Moorefield claims are pending against the Company.

      Although as described above, at this time certain claims have been dismissed, there can be no assurance that the Fogelman and/or Moorefield plaintiffs will not re-file their claims at a later date.

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

                 GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 4.     Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders' on November 18, 1998, a total of 4,094,965 shares, or 81.22%, of outstanding shares were represented and entitled to vote.

(a) The following members were elected to the Board of Directors:

                                                   FOR      WITHHOLD

      David G. Chandler                          3,832,841     262,124
      John W. Lloyd                              3,818,542     276,423
      Walter E. Rose                             3,717,451     377,514
      Robert G. Shaw                             3,826,342     268,623
      John D. Strautnieks                        3,725,751     369,214

(b) The following proposal was approved:

            Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 1999 fiscal year.


         Affirmative Votes:                      3,820,038
         Negative Votes:                           271,524
         Abstentions:                                3,403

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

10.33 Gibraltar Packaging Group, Inc. 1998 Stock Appreciation Rights Plan, dated November 30, 1998.

10.34 Employment Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and John W. Lloyd.

10.35 Employment Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs.

10.36 Stock Appreciation Rights Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and John W. Lloyd.

10.37 Stock Appreciation Rights Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs.

                 GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


10.38 First Amendment to Secured Credit Agreement, dated September 1, 1998, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

10.39 Second Amendment to Secured Credit Agreement, dated November 15, 1998, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

10.40 Third Amendment to Secured Credit Agreement, dated February 11, 1999, among Gibraltar Packaging Group, inc., various financial institutions and First Source Financial LLP, Individually and as agent.

27.1  Financial Data Schedule.

27.2  Restated Financial Data Schedule for period ending June 27, 1998.


(b) Reports on Form 8-K:

    Gibraltar did not file any reports on Form 8-K during the quarter ended December 31, 1998.


                                SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GIBRALTAR PACKAGING GROUP, INC.



  Date:  February 11, 1999            By: /s/ John W. Lloyd
         --------------------------      ---------------------------------------
                                         John W. Lloyd, Chief Financial Officer

                                         Signing on behalf of the registrant and
                                         as principal financial officer