Form 10-Q
period 1999-03-31
GIBRALTAR PACKAGING GROUP INC
filed 1999-05-17
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     March 31, 1999


Commission File Number:    00-19800


                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)



       DELAWARE                                        47-0496290
(State of incorporation)                             (I.R.S. Employer
                                                     Identification Number)

       2000 SUMMIT AVENUE
       HASTINGS, NEBRASKA                             68901-2148
 (Address of principal executive offices)            (Zip Code)


                                 (402) 463-1366
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of March 31, 1999, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.



                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                        Page Number

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets                                                                         1
                As of March 31, 1999 and June 27, 1998

              Consolidated Statements of Operations for the                                                       2
                Three Months Ended March 31, 1999 and 1998 and
                Nine Months Ended March 31, 1999 and 1998

              Consolidated Statements of Cash Flows for the                                                       3
                Nine Months Ended March 31, 1999 and 1998

              Notes to Consolidated Financial Statements                                                          4

Item 2.       Management's Discussion and Analysis of Financial                                                   6
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                         12
PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                  13

Item 4.       Submission of Matters to a Vote of Security Holders                                                14

Item 6.       Exhibits and Reports on Form 8-K                                                                   14

              Signature                                                                                          14



                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (In thousands except share and per share data)
                                                                            March 31,             June 27,
                                                                              1999                  1998
                                                                            ---------             --------
ASSETS
CURRENT ASSETS:
      Cash                                                                  $    82               $   114
      Accounts receivable (Net of allowance for
      doubtful accounts of $208 and $162, respectively)                       6,668                 7,820
      Inventories                                                             9,816                10,667
      Deferred income taxes                                                   1,513                   892
      Prepaid and other current assets                                          611                   483
                                                                             ------                ------
      Total current assets                                                   18,690                19,976
PROPERTY, PLANT AND EQUIPMENT - Net                                          21,492                25,362

EXCESS OF PURCHASE PRICE OVER NET
      ASSETS ACQUIRED (Net of accumulated
      amortization of $1,763 and $3,368, respectively)                        4,577                13,775
OTHER ASSETS (Net of accumulated amortization
      of $129 and $1,199, respectively)                                         910                   258
                                                                             ------                ------
TOTAL                                                                       $45,669               $59,371
                                                                            =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Checks not yet presented                                              $   498               $ 1,119
      Current portion of long-term debt                                       2,415                 2,034
      Accounts payable                                                        7,729                 9,310
      Accrued expenses                                                        2,535                 2,344
      Income taxes payable                                                        -                   200
                                                                             ------                ------
      Total current liabilities                                              13,177                15,007
LONG-TERM DEBT - Net of current portion                                      29,176                27,872
DEFERRED INCOME TAXES                                                         1,659                 1,659
OTHER LONG-TERM LIABILITIES                                                     687                   815
                                                                             ------                ------
      Total liabilities                                                      44,699                45,353
                                                                             ------                ------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; 1,000,000 shares
        authorized; none issued                                                   -                     -
      Common stock, $.01 par value; 10,000,000 shares
        authorized; 5,041,544 issued and outstanding                             50                    50
      Additional paid-in capital                                             28,162                28,162
      Accumulated deficit                                                   (27,242)              (14,194)
                                                                             ------                ------
      Total stockholders' equity                                                970                14,018
                                                                             ------                ------
TOTAL                                                                       $45,669               $59,371
                                                                            =======               =======


   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (In thousands except share and per share data)

                                                                       Three Months Ended                   Nine Months Ended
                                                                           March 31,                             March 31,
                                                                ----------------------------        ----------------------------
                                                                     1999              1998                1999            1998
                                                                     ----              ----                ----            ----

NET SALES                                                       $   19,015        $   18,954        $   58,180        $   56,901
COST OF GOODS SOLD                                                  17,098            15,790            50,084            47,966
                                                                 ---------         ---------         ---------         ---------
GROSS PROFIT                                                         1,917             3,164             8,096             8,935
                                                                 ---------         ---------         ---------         ---------
OPERATING EXPENSES:
   Selling                                                             851               938             2,594             3,169
   General and administrative                                        1,344             1,484             4,177             6,007
   Amortization of excess of purchase price
    over net assets acquired                                           103               145               309               438
   Restructuring charges                                                 -                 -               235               170
   Impairment of long-lived assets                                  11,861                 -            11,861                 -
                                                                 ---------         ---------         ---------         ---------
     Total operating expenses                                       14,159             2,567            19,176             9,784
                                                                 ---------         ---------         ---------         ---------
INCOME (LOSS) FROM OPERATIONS                                      (12,242)              597           (11,080)             (849)
OTHER EXPENSE (INCOME):
   Interest expense                                                    790               733             2,495             2,246
   Other income                                                         (4)               (4)              (11)              (53)
                                                                 ---------         ---------         ---------         ---------
   Other expense - net                                                 786               729             2,484             2,193
                                                                 ---------         ---------         ---------         ---------
LOSS BEFORE INCOME TAXES                                           (13,028)             (132)          (13,564)           (3,042)
INCOME TAX (BENEFIT) PROVISION                                        (394)                5              (516)           (1,042)
                                                                 ---------         ---------         ---------         ---------
NET LOSS                                                          $(12,634)            $(137)         $(13,048)          $(2,000)
                                                                 =========         =========         =========         =========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
   Net Loss                                                         $(2.51)           $(0.03)           $(2.59)           $(0.40)
                                                                 =========         =========         =========         =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   (basic and diluted)                                           5,041,544         5,041,544         5,041,544         5,041,544
                                                                 =========         =========         =========         =========


See notes to unaudited consolidated financial statements.


                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                      -----------------------------
                                                                                         1999                 1998
                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                       $(13,048)             $(2,000)
       Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Impairment write-down of long-lived assets                                       11,861                    -
       Depreciation and amortization                                                     2,248                3,087
       Gain on sale of property, plant and equipment                                        (1)                 (53)
       Write-off of long-lived assets                                                       61                    -
       Changes in operating assets and liabilities:
       Accounts receivable - net                                                         1,152                1,449
       Inventories                                                                         851               (1,276)
       Income taxes                                                                       (821)              (1,958)
       Prepaid expenses and other assets                                                   (76)                (246)
       Accounts payable                                                                 (2,202)               3,016
       Accrued expenses and other liabilities                                               63                  364
                                                                                      --------              -------
       Net Cash Provided by Operating Activities                                            88                2,383
                                                                                      --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property, plant and equipment                                   5                   96
       Purchases of property, plant and equipment                                         (987)              (1,761)
                                                                                      --------              -------

       Net Cash Used in Investing Activities                                              (982)              (1,665)
                                                                                      --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit facility                                    2,448                1,705
       Net principal repayments of long-term debt                                      (31,648)              (2,224)
       Proceeds from refinancing                                                        30,830                    -
       Refinancing costs                                                                  (823)                   -
       Net activity under capital leases                                                    55                 (106)
                                                                                      --------              -------

       Net Cash Provided by (Used In) Financing Activities                                 862                 (625)
                                                                                      --------              -------

NET INCREASE (DECREASE) IN CASH                                                            (32)                  93
CASH AT BEGINNING OF PERIOD                                                                114                  115
                                                                                      --------              -------
CASH AT END OF PERIOD                                                                  $    82               $  208
                                                                                      ========              =======


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and cash flows for the periods presented herein. Results for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 27, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                                                               March 31,                June 27,
                                                                                 1999                     1998
                                                                           -------------             --------------
              Finished goods                                               $       5,902             $        6,506
              Work in process                                                      1,203                      1,396
              Raw materials                                                        2,264                      2,319
              Manufacturing supplies                                                 447                        446
                                                                           -------------             --------------
                                                                           $       9,816             $       10,667
                                                                           =============             ==============

C.       NET INCOME (LOSS) PER COMMON SHARE

         Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, such as stock options. Presently, there is no difference for the Company between basic and diluted income per share.

D.       ADOPTION OF SFAS 130

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


E.       RESTRUCTURING CHARGES

         In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $0.2 million consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

F.       STOCK APPRECIATION RIGHTS

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

G.       IMPAIRMENT OF LONG-LIVED ASSETS

         Recoverability of long-lived assets not held for sale are evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. On March 31, 1999, the Company recorded a pre-tax non-cash charge of $11.9 million to write-down the carrying amount of goodwill and fixed assets of its subsidiary RidgePak Corporation dba ("Flashfold Carton") to estimated fair value. Estimated fair value was determined by discounting future cash flows.

         The Flashfold Carton facility has been experiencing declining sales and profitability for the past three years. In the first quarter of fiscal 1999, the facility was put under the operating control of the Gibraltar Packaging Group, Inc. dba ("Great Plains") management team in an attempt to improve operating results. Management's projections of future operating cash flows during the first two quarters of fiscal 1999 continued to reflect planned operating improvements. During the third quarter of fiscal 1999, it was determined that the planned operating improvements could not be realized in the time period or to the degree estimated. The impairment loss resulted in a complete write-off of goodwill and reducing the carrying value of fixed assets at Flashfold Carton.

H.       RECLASSIFICATION

         Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with the fiscal 1999 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECENT EVENTS:

         On February 25, 1999, the Company announced that its common stock, par value $0.01 per share ("Common Stock"), was de-listed from the Nasdaq National Market ("National Market"). Nasdaq took this action because the Company did not meet Nasdaq's National Market requirement that listed companies maintain net tangible assets of at least $4.0 million. In addition, the Company was not in compliance with the National Market's requirement that the market value of the public float, which excludes shares held by affiliates of the Company, be at least $5.0 million. The Common Stock of the Company is currently trading on the OTC Bulletin Board.

         On March 1, 1999, the Company announced a definitive agreement to sell the machinery, equipment and inventory of the container business of its Niemand Industries, Inc. ("Niemand") subsidiary based in Marion, Alabama, to Robinson JDM Ltd. of Toronto, Canada. Niemand's container business accounts for approximately half of Niemand's sales. There will be no gain or loss recorded on the sale, which is expected to be completed in the fourth quarter of fiscal 1999. The Company is in discussion with other parties, including Niemand management, for the sale of the remaining assets of Niemand. The Company anticipates that the sale of all or part of the remaining assets of Niemand will be completed by the end of the fiscal year.

         RESULTS OF OPERATIONS:

         Three Months Ended March 31, 1999 Compared to
         Three Months Ended March 31, 1998

         Net sales remained level at $19.0 million for both third quarters of fiscal 1999 and 1998. Sales of folding cartons increased slightly, as sales to major customers and new business in the third quarter of fiscal 1999 increased over the corresponding period in the previous year. Sales of tubular, spiral-wound paper packaging products and pressure-sensitive labels decreased slightly compared with prior year levels.

         Cost of goods sold increased $1.3 million or 8.3% to $17.1 million in the third quarter of fiscal 1999 compared to $15.8 million in the third quarter of fiscal 1998. Expressed as a percentage of net sales, cost of goods sold increased in the third quarter of fiscal 1999 to 89.9% compared to 83.3% in the corresponding period of fiscal 1998. Raw material costs continued to decline at the Standard Packaging & Printing Corp. ("Standard Packaging") subsidiary as a result of renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. As a result of writing down the carrying amount of goodwill and fixed assets for Niemand to estimated fair market value less cost to sell at the end of fiscal 1998, depreciation expense has also been significantly reduced in fiscal 1999. Margins at Flashfold Carton were below plan and compared to the prior year as a result of special inventory valuation adjustments. Niemand suffered adverse product mix changes as sales of their higher margin products declined. Repair and maintenance costs increased as a result of the overall timing of specific repairs on equipment.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Selling expenses expressed as a percentage of net sales decreased to 4.5% in the third quarter of fiscal 1999, compared with 4.9% in the corresponding fiscal 1998 period, primarily as a result of an overall decrease in the size of the Company's sales force and its marketing programs. These reductions are a direct result of cost savings following the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

         General and administrative expenses expressed as a percentage of net sales decreased to 7.1% in the third quarter of fiscal 1999, compared with 7.8% in the corresponding fiscal 1998 period. The Company continues to realize the cost savings benefits of the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999.

         On March 31, 1999, as a result of the Company's evaluation of the recoverability of long-lived assets not held for sale, the Company recorded a pre-tax non-cash charge of $11.9 million to write-down the carrying amount of goodwill and fixed assets of Flashfold Carton to estimated fair value. Estimated fair value was determined based on discounting estimated future cash flows associated with Flashfold Carton.

         The Flashfold Carton facility has been experiencing declining sales and profitability for the past three years. In the first quarter of fiscal 1999, the facility was put under the operating control of the Company's Great Plains management team in an attempt to improve operating results. Management's projections of future operating cash flows during the first two quarters of fiscal 1999 continued to reflect planned operating improvements. During the third quarter of fiscal 1999, it was determined that the planned operating improvements could not be realized in the time period or to the degree estimated. The impairment loss resulted in a complete write-off of goodwill and reducing the carrying value of fixed assets at Flashfold Carton.

         Total interest expense for the third quarter of fiscal 1999 increased to $0.8 million from $0.7 million in the third quarter of fiscal 1998, an increase of 7.8%. This is a result of higher average borrowings of approximately $2.6 million.

         The income tax benefit as a percentage of pre-tax loss for the three months ended March 31, 1999 was 3.6%, which differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired and because a significant portion of the impairment charge will provide no current or future tax benefit. The equivalent tax rate was 3.8% for the corresponding period in the prior year.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Nine Months Ended March 31, 1999 Compared to
         Nine Months Ended March 31, 1998
         ------------------------------------------------------

         Net sales increased $1.3 million, or 2.2%, to $58.2 million during the first nine months of fiscal 1999 from $56.9 million during the first nine months of fiscal 1998. Sales of folding cartons in the first nine months of fiscal 1999 increased over the corresponding period in fiscal 1998, most notably at Great Plains and Standard Packaging. Sales of pressure-sensitive labels decreased compared with prior year levels.

         Cost of goods sold increased $2.1 million, or 4.4% for the nine months ended March 31, 1999, compared with the corresponding period in fiscal 1998. Expressed as a percentage of net sales, cost of goods sold increased in the first nine months of fiscal 1999 to 86.1% compared to 84.3% in the corresponding period of fiscal 1998. Raw material costs continued to decline at Standard Packaging as a result of renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. Product mix for Great Plains improved, allowing it to schedule and run jobs more efficiently and cost effectively. Labor costs at Flashfold Carton also decreased due to less overtime and more emphasis placed on reducing labor costs. As a result of writing down the carrying amount of goodwill and fixed assets for Niemand to estimated fair market value less cost to sell at the end of fiscal 1998, depreciation expense has also been significantly reduced in fiscal 1999. Margins at Flashfold Carton were below plan and compared to the prior year as a result of special inventory valuation adjustments. Niemand suffered adverse product mix changes as sales of their higher margin products declined. Standard Packaging experienced increased manufacturing costs primarily attributable to higher labor costs associated with servicing customer demands and higher repair and maintenance costs.

         Selling expenses expressed as a percentage of net sales decreased to 4.5% in the first nine months of fiscal 1999, compared with 5.6% in the first nine months of fiscal 1998, primarily as a result of an overall decrease in the size of the Company's sales force and its marketing programs. These reductions are a direct result of cost savings following the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

         General and administrative expenses decreased $1.8 million, or 30.5%. The Company continues to realize the cost savings benefits of the second quarter fiscal 1998 restructuring program. In addition, general and administrative expenses were lower as a result of the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999. Included in general and administrative expenses in the second quarter of fiscal 1998 is an increase in receivable and other reserves of $0.6 million and a charge for severance and relocation costs of approximately $0.5 million.

         In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $0.2 million consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         On March 31, 1999, as discussed in the three month analysis, the Company recorded a pre-tax non-cash charge of $11.9 million to write-down the carrying amount of goodwill and fixed assets of Flashfold Carton to estimated fair value.

         Total interest expense for the first nine months of fiscal 1999 increased $0.3 million, or 11.1%, to $2.5 million from $2.2 million in the first nine months of fiscal 1998. In the second quarter of fiscal 1998, the Company incurred fees in amending the Company's revolving credit facility. The lower amendment fees in the first nine months of fiscal 1999 were offset by increased interest expense as a result of higher average borrowings of approximately $2.5 million, coupled with higher interest rates.

         The income tax benefit as a percentage of pre-tax loss for the nine months ended March 31, 1999 was 4.4%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired and because a significant portion of the impairment charge will provide no current or future tax benefit. The equivalent tax rate was 34.3% for the corresponding period in the prior year.

         FINANCIAL CONDITION:

         The Company's credit facility with First Source Financial LLP (First Source) provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit (Revolver). The term loan requires quarterly principal payments of $562,500 in the first year of the loan, beginning October 15, 1998. The balance of the term loan is due in quarterly installments of $625,000 in fiscal year 2000, $687,500 per quarter through April 2003 and the balance of $12,687,500 is due on July 31, 2003.

         The proceeds from the credit facility were used to refinance the Harris Bank credit facility, to repay the note payable related to the Alabama facility, to pay the related transactions costs, and to fund the working capital and capital expenditure needs of the Company. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property.

         The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) the Revolver Commitment or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregated amount of Letter of Credit guarantees then extended exceed loan availability.

         As of March 31, 1999, all outstanding Letters of Credit are guaranteed by First Source. The Company pays a Letter of Credit fee of 2.75% to guarantee availability under the Revolver. Outstanding Letters of Credit at March 31, 1999 amounted to $222,000 and relate to workman's compensation insurance policies.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         The First Source credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage. As of March 31, 1999, the Company was not in compliance with certain financial covenants. First Source has amended the credit agreement with the Company to waive covenants relating to Net Worth, Minimum Interest Coverage Ratio, Debt Ratio and Fixed Charge Coverage as of March 31, 1999.

         The Revolver bears interest at First Source's prime rate plus 0.75% or the London Interbank Offered Rate (LIBOR) plus 2.75%. The term loan bears interest at First Source's prime rate plus 1.25% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver. The interest rates at March 31, 1999 were at prime. First Source's prime rate was 7.75% at March 31, 1999. Under the terms of the amended credit agreement, the LIBOR option was suspended, effective January 25, 1999, until the Company achieves the covenant levels required by the amended credit agreement. Additionally, the amendment increased interest rates to First Source's prime rate plus 1.25% for the Revolver and First Source's prime rate plus 1.75% for the term loan, effective May 14, 1999.

         At March 31, 1999, the Company had working capital of $5.5 million, as compared to $5.0 million at June 27,1998. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. The increase in working capital was made possible by increased borrowing capacity as a result of the debt refinancing described above. The Company had available to it unused borrowing capacity of $2.8 million as of March 31, 1999.

         During the nine months ended March 31, 1999, capital expenditures totaled $1.0 million compared with $1.8 million in the corresponding period in fiscal 1998, and consisted primarily of building expansion and additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to leverage the success of the Company's Great Plains division to improve the performance of the Company's other folding carton divisions. The Company has identified opportunities for profit enhancement at Standard Packaging. After the write-down at Flashfold Carton, the Company will continue to strive to identify opportunities for profit enhancement at that facility. Additionally, in the second quarter of fiscal 1999, the Company relocated the corporate office and consolidated the Company's administrative functions at the Great Plains' operation in Hastings, Nebraska. As part of the strategy of focusing on folding cartons, the Company has reached a definitive agreement with Robinson JDM Ltd. of Toronto, Canada to sell the container portion of Niemand. The Company is in discussions with other parties for the sale of the remaining assets of Niemand.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data or to engage in routine business activities and operations.

         The Company has completed its initial assessment of all currently used computer systems and has developed a plan to correct those areas that will be affected by the Year 2000 issue. The folding carton divisions of the Company (Great Plains, Flashfold Carton and Standard Packaging) have recently installed Amtech's Imaginera software for their manufacturing and accounting IS systems. These information systems are certified by the vendor to be Year 2000 Compliant. Niemand has done an extensive review of all its current computer programs and files and has completed its evaluation of vendors to upgrade all IS systems for Year 2000 compliance. The budget for these upgrades is $80,000, and Niemand anticipates completion of these upgrades by June 1999.

         In fiscal 1998 the Company began evaluating environmental and manufacturing equipment, telephones, personal computer hardware and software outside of the Company's IS systems. The Company's goal is to complete any upgrade requirements by the end of fiscal 1999, but does not expect that the cost for subsequent upgrades will be material to the Company's consolidated financial statements.

         In addition to reviewing its internal systems, the Company has sent out surveys and questionnaires to its significant vendors to initiate communications concerning Year 2000 compliance. All responses to date indicate these significant vendors will be Year 2000 compliant prior to calendar year 2000. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

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

         Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is preparing a contingency plan that will specify what it plans to do if it or significant external companies are not Year 2000 compliant in a timely manner. The Company expects to complete its contingency plan during calendar year 1999.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future;
         (5) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 1999; (6) whether the Company will be able to complete the sale of the remaining assets of Niemand on terms that are satisfactory to the Company; (7) whether or not management will be successful in sufficiently improving sales and profitability at Flashfold Carton; (8) continued stability in other raw material prices, including oil-based resin and plastic film; (9) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) pressure on prices from competition or purchasers of the Company's products; (11) the introduction of competing products by other firms, and (12) whether the Company will be able to successfully complete its Year 2000 remediation prior to January 1, 2000, and the risk that not all of the Company's vendors and suppliers will be Year 2000 compliant. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at March 31, 1999 is at variable interest rates, and the Company has in the past utilized interest rate caps to reduce the impact of changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.2 million impact on interest expense for the nine months ended March 31, 1999.

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

         In May 1998, two lawsuits, captioned Monroe B. Moorefield et al v. Bernard H. Oakley, Sr., et al, File Number 98 CVS 990; and Harold L. Fogleman et al v. Bernard H. Oakley, Sr., et al, File Number 98 CVS 989, were filed in Alamance County, State of North Carolina, alleging property damage and personal injury arising from the groundwater contamination at GB Labels, Inc. ("GB Labels"). The Company and GB Labels, among others, were also named as defendants in the lawsuits. The plaintiffs are all property owners, or their family members, residing near the GB Labels facility.

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

         Although as described above, at this time certain claims have been dismissed, there can be no assurance that the Fogleman and/or Moorefield plaintiffs will not re-file their claims at a later date.

         Effective at the close of business on February 23, 1999 the Company's Common Stock was de-listed from the National Market. Nasdaq took this action because the Company did not meet Nasdaq's requirement that listed companies maintain net tangible assets of at least $4.0 million. The Company also was not in compliance with the National Market's requirement that the market value of the public float, which excludes shares held by affiliates of the Company, be at least $5.0 million. The Common Stock of the Company is currently being traded on the OTC Bulletin Board.

         .

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

10.41 Fourth Amendment to Secured Credit Agreement, dated May 15, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

27.1     Financial Data Schedule.


         (b) Reports on Form 8-K:

              The Company filed a Form 8-K on March 5, 1999, referencing its de-listing from the Nasdaq National Market. The de-listing took effect at close of business on February 23, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GIBRALTAR PACKAGING GROUP, INC.



  Date:     May 17, 1999              By: /s/ John W. Lloyd
         --------------------------      ---------------------------------------
                                         John W. Lloyd, Chief Financial Officer

                                         Signing on behalf of the registrant and
                                         as principal financial officer