Form 10-K405
period 1999-07-03
GIBRALTAR PACKAGING GROUP INC
filed 1999-10-01
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                                   (Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended July 3, 1999

                                          OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file No. 00-19800

                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           47-0496290
         (State of incorporation)           (IRS Employer Identification No.)
                               ------------------

                 2000 SUMMIT AVENUE
                 HASTINGS, NEBRASKA                          68901
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

         Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

         The aggregate market value of voting stock held by nonaffiliates of the registrant on September 14, 1999 was $2,823,743 (based upon the September 14, 1999 closing sale price of the common stock as reported on the NASDAQ Over-The-Counter Bulletin Board).

         The number of shares of common stock of the registrant outstanding as of September 14, 1999 was 5,041,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 1999, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

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

Item 1     Business.............................................................................................1

Item 2.    Properties...........................................................................................8

Item 3.    Legal Proceedings....................................................................................8

Item 4.    Submission of Matters to a Vote of Security Holders..................................................9



                                                      PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters.....................................................................10

Item 6.    Selected Financial Data.............................................................................11

Item 7.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations......................................................12

Item 8.    Financial Statements and Supplementary Data.........................................................18

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..............................................................18

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant..................................................19

Item 11.   Executive Compensation..............................................................................19

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management....................................................................19

Item 13.   Certain Relationships and Related Transactions......................................................19

                                                      PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K..................................................................20

                                     PART I

ITEM 1.       BUSINESS

GENERAL

       Gibraltar Packaging Group, Inc. ("Gibraltar," or the "Company") designs, manufactures and markets packaging products for a number of consumer and industrial markets. The Company is the combination of several previously independent packaging companies, each with its own distinctive products, customer base and geographic focus. The acquisitions of Standard Packaging & Printing Corp. ("Standard Packaging"), Niemand Industries, Inc. ("Niemand"), and GB Labels, Inc. ("GB Labels") in 1993 expanded the Company's products from folding cartons and specialty laminated containers to include tubular, spiral-wound paper packaging, flexible poly-film packaging, contract packaging and filling and pressure-sensitive labels. In August 1998 the Company announced its strategy to refocus on its core capabilities in folding cartons. In April 1999 the Company sold the assets of the container portion of Niemand to Robinson JDM Ltd. as a part of this strategy. In August 1999, the Company continued to implement its revised strategy with the sale of the assets of GB Labels to J.I.T. Manufacturing, Inc. The Company will complete its refocus when it sells the remaining assets of the Niemand business, which is expected by the end of the second quarter of fiscal 2000. Although most of the Company's sales are made to customers located in the central and southern regions of the United States, the Company sells its products to customers throughout the nation. The Company derives its sales from a diverse market base, primarily comprised of the following markets: textiles, food, pharmaceutical, auto aftermarket parts, office supplies and paper products, household and industrial products, cosmetics and personal care and toys.

       In fiscal 1999, the Company served approximately 900 customers from five divisions: Gibraltar Packaging Group, Inc. (dba "Great Plains Packaging", or "Great Plains") in Hastings, Nebraska; RidgePak Corporation (dba "Flashfold Carton") in Fort Wayne, Indiana; Niemand in Marion, Alabama; Standard Packaging in Mount Gilead, North Carolina and GB Labels in Burlington, North Carolina. When Gibraltar has finalized implementation of its refocused strategy, the Company estimates the resulting customer base to be approximately 650. The Company believes the three folding carton divisions are situated to enhance its competitive position by providing broader geographic coverage, enabling the Company to serve customers that operate from several locations. The Company intends to focus on the folding carton business and increase sales and profitability of these packaging products.

       Gibraltar's predecessor was incorporated under the name GPC Co. in Nebraska in 1967 and subsequently changed its name to Great Plains Packaging Co. in 1986. In 1991, Great Plains Packaging Co. was reincorporated in Delaware, and its name was changed to Gibraltar Packaging Group, Inc. As previously announced, Gibraltar relocated its executive offices from Westport, Connecticut to Hastings, Nebraska in November 1998, which are now located at 2000 Summit Avenue, Hastings, Nebraska 68901. The Company's telephone number is (402) 463-1366.

MANUFACTURING PRODUCTS AND PROCESSES

       As a result of the sale of certain divisions as described above, the Company now offers five types of packaging products. The Company had previously offered its customers seven types of packaging products, all of which are described below.

       FOLDING CARTONS

       The Company designs, manufactures and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The

Company's customers use folding cartons for both the shipment and retail display of the customers' products. Sales of folding cartons represented approximately 63% of the Company's net sales for the year ended July 3, 1999, approximately 62% of the Company's net sales for the year ended June 27, 1998 and approximately 59% of the Company's net sales for the year ended June 28, 1997.

       The Company believes that recent trends in the folding carton market favor manufacturers that can produce creative graphics to enhance visual presentation, point-of-sale appeal and product differentiation. Specialty packaging designed to address these needs often includes graphics with high-resolution print, more colors and innovative designs. The Company's internal design teams have won numerous industry awards, due, in part, to the Company's emphasis on product design. The Company believes that its design resources enhance its competitiveness in the folding carton market, and results in increased profitability.

       Folding cartons are produced at the Company's production facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mount Gilead, North Carolina. After a customer's order is received, paperboard purchased from outside suppliers in rolled form is converted into sheets with sheeting equipment, in sizes specified by the customer. The Company's customers supply graphic disks, artwork or film. The Company then creates specialized printing plates which are used in the printing of paperboard sheets on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded and glued into individual cartons and packaged for shipment to customers.

       In June 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. In January 1998 the Company's Fort Wayne, Indiana facility also achieved ISO 9001 certification. The facility in Mount Gilead, North Carolina is currently working toward certification, although a completion date has yet to be determined. ISO (International Organization for Standardization) is steadily becoming a worldwide standard for quality management. It requires a company to codify its quality program by defining and documenting its quality system.

       FLEXIBLE POLY-FILM PACKAGING

       Flexible packaging sales represented approximately 9% of the Company's net sales for each of the years ended July 3, 1999 and June 27, 1998 and approximately 8% of the Company's net sales for the year ended June 28, 1997.

       Flexible packaging offers light-weight, low-bulk, resource-conserving packaging that also protects perishable products by creating a barrier against air and moisture. For consumer marketing purposes, flexible packaging combines high-quality, multicolor graphics, similar to folding carton graphics, with a see-through feature that enables the consumer to see the product itself along with the package graphics. Although the Company sells most of its flexible packaging for use in the textile, food and household products markets, flexible packaging is also used for many other products, including pharmaceuticals, other medical products and toys.

       Flexible packaging is produced at the Standard Packaging plant in Mount Gilead, North Carolina from polyethylene, polypropylene and similar plastic materials. The Company purchases its plastic films from film manufacturers rather than producing its own plastic films. The film is printed at the Company's facilities using multicolor printing presses that are similar to those used in folding carton manufacture. The printed rolls are then slit into smaller rolls. Some printed film is shipped in roll form to customers who then convert it into its final package form (for example, bags, pouches or overwrap). The Company also converts the printed film into bags or pouches, and then ships the final package forms to its customers. The Company has additional capabilities which can be incorporated into poly-film packaging, which include affixing pressure-sensitive labels, attaching hanging display hooks, grommets, zip-lock closures and tape seals.

       SPECIALTY LAMINATED CARTONS

       At the Hastings, Nebraska facility, the Company manufactures specialty laminated cartons, which it markets to customers throughout the United States, primarily in the automotive aftermarket, frozen food and toy markets. Laminated cartons are used for the retail sale of products and offer customers a number of visual marketing benefits. Specialty laminated carton sales represented approximately 6% of the Company's net sales for the year ended July 3, 1999 and approximately 5% of the Company's net sales for each of the years ended June 27, 1998 and June 28, 1997. During the manufacturing process, laminated sheets, which are composed of a printed paperboard folding carton sheet glued onto single face corrugate, are die cut, glued and folded into cartons. Laminated packaging offers a structurally stronger package suitable for packaging heavier contents, protecting products during shipping or meeting other package performance needs, while at the same time providing high-resolution graphics. The Company believes that the resolution of the print and graphics enhances the product's appeal, and that the lamination provides increased product visibility with a large, exposed graphics area.

       CORRUGATED CONTAINERS

       The Company's Hastings, Nebraska facility also designs and manufactures printed corrugated containers, which it markets to customers located in the mid-western United States, primarily in the automotive aftermarket, marine and agricultural markets. Corrugated container sales represented approximately 3% of the Company's net sales for the year ended July 3, 1999, approximately 4% of the Company's net sales for the year ended June 27, 1998 and approximately 3% of the Company's net sales for the year ended June 28, 1997. Corrugated sheets are purchased from outside suppliers, then printed, cut, creased folded and glued into individual containers. The Company also manufactures corrugated inserts, which require specialty die-cutting and gluing, and are used to provide additional strength and protection of packaged products. Corrugated containers offer a structurally strong package, suitable for protecting products during shipping, or meeting other packaging performance needs.

       CONTRACT PACKAGING AND FILLING

       The Company's facility in Marion, Alabama currently provides contract packaging and filling services, which represented approximately 6% of the Company's net sales for the year ended July 3, 1999, approximately 3% of the Company's net sales for the year ended June 27, 1998 and approximately 2% of the Company's net sales for the year ended June 28, 1997. The Company intends to discontinue contract packaging and filling as it focuses on the folding carton industry.

       The Company fills, and in some cases, manufactures tubular spiral-wound paper containers. Contract packaging and filling can provide a cost-effective alternative for customers with small in-house purchasing departments, with the Company taking responsibility for obtaining materials as well as packaging the product. The Company fills spices as well as other food products, including non-dairy creamer; household products such as carpet freshener and wildflower seeds; and other types of dry granular products using a similar process. The Company may formulate, procure, blend and fill the container or it may package product supplied by a customer. Machines using gravity or vacuum-based filling techniques are used to fill the containers. Once the containers are filled, the Company packs them in shipping containers for delivery to its customers.

       The Company also packages products for the candy industry. The process requires feeding the product, which is supplied by the customer, into equipment developed specifically for a co-packing process. The product is then sealed into individually wrapped pieces, and shipped to the customer for retail sale.

       In connection with its filling operations, the Company maintains an environmentally controlled work area for food packaging and other services that must meet specific cleanliness and quality standards.

       DISCONTINUED MANUFACTURING PRODUCTS

       TUBULAR, SPIRAL-WOUND PAPER PACKAGING

       Tubular paper packaging products represented approximately 10% of the Company's net sales for the year ended July 3, 1999, approximately 14% of the Company's net sales for the year ended June 27, 1998 and approximately 17% of the Company's net sales for the year ended June 28, 1997. In August 1998, the Company announced its strategy to refocus on its core capabilities in folding cartons. Although Niemand held a strong presence in tubular spiral-wound paper packaging and contract packaging, the operations, as well as target markets, were distinctly different from the folding carton business. In March 1999, the Company announced the sale of the container portion of its Niemand division, and as a result manufactures tubular paper packaging products only as requested by some of its contract fill customers, with one exception. Niemand still manufactures, and holds the patent for the spiral wound applicator used for products that treat yeast infections. The percentage of net sales that tubular paper packaging products comprised for the year ended July 3, 1999 was lower than previous years due to decreased production resulting from the removal of equipment starting in April 1999.

       Tubular packaging is structurally strong, high-quality, spiral-wound paper packaging that is suitable for direct labeling with high-quality graphics. Tubular paper packaging offers a biodegradable product that is, in smaller quantities, generally cheaper than plastic alternatives. Tubular paper packaging is used widely for personal care products (talcum powders, bath powders and scented products), for food products (spices and non-dairy creamer) and for household products (carpet freshener and wildflower seeds). Additionally, these products are used as gift boxes, as well as having uses in the toy and game industry.

       PRESSURE-SENSITIVE LABELS

       Pressure-sensitive labels accounted for approximately 3% of the Company's net sales for each of the years ended July 3, 1999 and June 27, 1998 and approximately 5% of the Company's net sales for the year ended June 28, 1997. The labels are backed with adhesive, mounted on paper backing and typically shipped in rolls to customers. Customers use these labels for a variety of applications, including product promotions, packaging modifications, clothing packaging and labeling and other applications.

         Labels provide a cost-effective means of altering other packaging (for example, folding cartons or flexible packaging) in connection with product promotions or tie-ins. Labels also may be used to highlight pricing or product features or for other purposes. Labels themselves, typically in the form of adhesive-backed bands, can be used as a form of packaging. Socks and hosiery represent the most common application for label packaging.

         In August 1999, in connection with the Company's strategy to refocus on its core business, the Company sold all of the assets of its GB Labels division, and no longer manufactures pressure-sensitive labels.

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

       Competition among the non-integrated packaging manufacturers, against which the Company primarily competes, is based on product quality, service, timeliness of delivery, manufacturing capabilities and, to a lesser extent than with commodity packaging, price. The Company believes that its expertise and reputation within the packaging industry for providing timely service and high-quality packaging enables it to compete effectively with other non-integrated packaging companies.

       The Company's largest competitors in the flexible poly-film packaging market operate as vertically integrated divisions or subsidiaries of large oil and chemical companies. If the supply of oil-based resins or plastic films should tighten in the future, large vertically integrated producers may have an advantage over the Company, as such competitors could allocate scarce resin resources to their own flexible packaging units or transfer them at advantageous prices to their own flexible packaging units. Other competitors in the flexible packaging market are part of diversified packaging companies like the Company, and offer both paper-based and film-based packaging. Some of the Company's other flexible packaging competitors are smaller packaging companies that offer only flexible film packaging.

       Competition in the contract filling market is highly fragmented. Contract filling is provided not only by a large number of relatively small competitors, but also internally by goods and food producers themselves.

       The Company has also been impacted by the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain, as well as entering into alliances with their direct competitors to use their competitors' excess packaging capacity.

       Many of the Company's competitors have greater resources, financial and otherwise than the Company. In addition, to the extent that packaging methods are developed and successfully marketed as alternatives to the Company's products, the Company may compete with producers of such alternative packaging methods.

RAW MATERIALS

       Raw materials used in the Company's production process include paperboard, inks, flexible films, resin and adhesives, all of which the Company purchases from more than one supplier. Pricing for raw materials throughout the Company remained stable through the first and second quarters of fiscal 1999. Raw material pricing has increased over the third and fourth quarters of fiscal 1999, and the Company anticipates these increases to continue through the first and second quarters of fiscal 2000. Although the Company has been able to pass these increases on to its customers, any future price increases would have an adverse impact on the Company's results of operations if the Company is unable to continue to pass these increases on to its customers.

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

       Although the Company's supply of raw materials is presently sufficient, its business could be adversely affected by a prolonged shortage of raw materials, the resulting higher costs or diminished availability of such materials.

CUSTOMERS

       The Company derives its sales from a diverse market base. In fiscal 1999, the Company sold its products throughout the United States to over 900 different customers for use in a variety of industries. The table below sets forth the Company's percent of net sales by market for each of the years indicated:



                                                      JULY 3          JUNE 27           JUNE 28
                                                        1999             1998              1997
                                                        ----             ----              ----

         Textile                                        17%              17%               17%
         Food                                           16%              12%               12%
         Pharmaceutical                                 14%              15%               17%
         Auto aftermarket parts and hardware            13%              14%               14%
         Office supplies and paper products             13%              12%               16%
         Household and industrial                       11%              13%                7%
         Cosmetics and personal care                     6%               6%                7%
         Toy                                             1%               2%                4%
         Other                                           9%               9%                6%
                                                      -----             ----             -----
         Total net sales                               100%             100%              100%
                                                       ====             ====              ====


       Sales to the Company's top three customers accounted for approximately 21% of the Company's net sales for the year ended July 3, 1999. This compares to approximately 17% and 18% for the years ended June 27, 1998 and June 28, 1997 respectively. Sales to one customer, Smead

Manufacturing, represented approximately 12% of net sales in fiscal year 1999, and approximately 11% in both the 1998 and 1997 fiscal years.

       The Company believes that developing long-term relationships with customers is critical to its success in the packaging industry. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from one to three years.

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

EMPLOYEES

         As of July 3, 1999, the Company employed approximately 671 full-time employees, 127 salaried and 544 hourly. The Graphics Communication Union, No. 19-M, represents approximately 89 hourly employees at Fort Wayne, Indiana and their union contract expires in November 1999. Management for the Company and union representatives are currently in negotiations concerning the renewal of the union contract. The Retail, Wholesale and Department Store Workers Union represents approximately 124 hourly employees at Niemand's Marion, Alabama plant, and their union contract expires in August 2000. None of the Hastings, Nebraska; Mount Gilead, North Carolina or Burlington, North Carolina employees are covered by union contracts or collective bargaining agreements.

       The Company markets its products and services primarily through approximately 15 employee salesmen, as well as several commissioned brokers or agents.

       The Company considers its relationship with its employees and unions to be generally satisfactory. The Company is unable to forecast the future outcome of negotiations between the Company and any union, or the potential impact any dispute could have on the Company's financial position or results of operations.

REGULATION

       The Company's activities are subject to various environmental, health and worker safety laws. The Company has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities, and anticipates that it will continue to do so in the future. Compliance with environmental laws has not generally had a material effect on the Company's capital expenditures, earnings or competitive position. However, as part of the environmental due diligence carried out in fiscal 1995 in connection with a proposed merger, the Company became aware of groundwater contamination at its GB Labels facility in Burlington, North Carolina.

       Groundwater testing performed in 1995 revealed the presence of tetrachlorethelene ("PCE") and related compounds in the groundwater at the site, and in three of the neighboring properties' wells. The Company notified the North Carolina Division of Environmental Management and the County Health Department, provided bottled water to affected residents, and offered to connect, at its cost, any resident wishing to be connected to the municipal water supply.

       In February 1997 the North Carolina Division of Water Quality ("DWQ") asked Gibraltar to conduct a follow-up assessment of the GB Labels facility. The Company arranged with its environmental consultants to install additional groundwater monitoring wells, conduct additional investigative work at the GB Labels site and prepare an updated report. The Comprehensive Assessment Report was filed with the DWQ in June 1998. To date, the DWQ has requested no further updates.

       In May 1998 two separate lawsuits were brought against GB Labels and the Company, alleging property damage and personal injury arising from the contamination. For further discussion, see "Item 3. Legal Proceedings."

       Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $475,000 from $578,000 at July 3, 1999 and June 27, 1998 respectively, reflects legal and environmental consulting expenses incurred in fiscal 1999. Incurred expenses as of July 3, 1999 related to remediation totaled $275,000. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


ITEM 2.  PROPERTIES

       The Company owns offices and manufacturing facilities in Hastings, Nebraska; Fort Wayne, Indiana; Mount Gilead, North Carolina; Burlington, North Carolina; and Marion, Alabama. It leases warehouse facilities in Hastings, Nebraska; Fort Wayne, Indiana; Marion, Alabama and Mebane, North Carolina. The Company's manufacturing facilities consist of a total of more than 600,000 square feet. The Company owns and leases vehicles for use by management, sales and delivery personnel and also owns and leases various manufacturing, computer and other equipment used for product development, customer technical support services and administrative purposes. The Company's products are distributed to customers primarily utilizing commercial transportation and, to a limited extent, Company-owned trucks.

       The Company's facilities have been expanded in prior years through its capital expenditure program. No facilities expansions occurred in fiscal 1999 or in fiscal 1998. The total expenditures for fiscal 1997 approximated $0.2 million.

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

       In May 1998, two lawsuits, captioned Monroe B. Moorefield et al v. Bernard H. Oakley, Sr., et al, File Number 98CVS 990-; and Harold L. Fogleman et al v. Bernard H. Oakley, Sr., et al, File Number 98 CVS 989, were filed in Alamance County, State of North Carolina, alleging property damage and personal injury arising from the groundwater contamination at GB Labels. The Company and GB Labels, among others, were also named as defendants in the lawsuits. The plaintiffs are all property owners, or their family members, residing near the GB Labels facility.

       In November 1998, the Moorefield plaintiffs dismissed their entire complaint against the Company without prejudice. Although no Moorefield claims are pending against the company, there can be no assurance that they will not re-file their claims at a later date.

       In September 1999, the Fogleman plaintiffs entered into a settlement agreement with the Company and dismissed their entire complaint with prejudice.

       On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), Case No. 3:99DV00785, in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. While the Company initiated this action, it anticipates that Anthem will file a counterclaim for unpaid premiums. The amount of the anticipated counterclaim is presently unknown, and there can be no assurances that the outcome of a potential counterclaim would not have an adverse impact on the Company. The case is scheduled for a settlement mediation in October 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended July 3, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

       The Company's common stock was quoted on the NASDAQ National Market System after the Company's initial public offering on March 5, 1992. In February 1999, the Company announced that it had been de-listed from the NASDAQ National Market, and the Company's stock is currently traded on the NASDAQ Over-The-Counter Bulletin Board. The trading symbol for the Company's common stock is "PACK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported by NASDAQ:

                                                    HIGH                 LOW

     FISCAL 1999
       First Quarter                          $     2 7/8         $     1 1/8
       Second Quarter                               1 1/2                 3/4
       Third Quarter                                1 3/8                 3/4
       Fourth Quarter                               1 3/16                9/16

     FISCAL 1998
       First Quarter                          $     3 1/2         $     2 5/8
       Second Quarter                               3 1/4               2 1/8
       Third Quarter                                3 9/16              2 13/32
       Fourth Quarter                               4 5/8               1 3/4

       There were approximately 140 shareholders of record of the Company's common stock as of September 14, 1999. The Company believes that the number of beneficial owners of its common stock is greater than 1,500.

DIVIDEND POLICY

       The Company has never paid cash dividends on its common stock. Any payment of cash dividends in the future will depend upon the terms of the Company's debt instruments, the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. In addition, the Company's credit facility with First Source Financial LLP restricts the ability of the Company to pay dividends.

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

                                 GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEARS ENDED
                                               JULY 3         JUNE 27        JUNE 28        JUNE 29          JULY 1
                                               1999(1)        1998(2)        1997(3)          1996            1995
                                               -------        -------        -------          ----            ----
STATEMENT OF OPERATIONS DATA:

Net Sales                                     $76,514         $75,890        $74,710        $74,384         $76,456
Cost of Goods Sold                             65,711          64,138         59,396         58,328          64,045
Gross Profit                                   10,803          11,752         15,314         16,056          12,411
Operating Expenses                             21,802          26,411         11,362         11,481          14,061
Income (Loss) From Operations                 (10,999)        (14,659)         3,952          4,575          (1,650)
Other Expense - Net                             3,324           3,989          3,061          3,208           3,652
Provision (Benefit) for Income Taxes             (751)         (1,435)           559            666          (1,617)
Income (Loss) before Extraordinary Item       (13,572)        (17,213)           332            701          (3,685)
Net Income (Loss)                             (13,572)        (17,213)           225            701          (3,685)

Basic and Diluted Per Common Share Amounts:
Income (Loss) before Extraordinary Item         (2.69)          (3.41)          0.07           0.14           (0.73)
Net Income (Loss)                               (2.69)          (3.41)          0.05           0.14           (0.73)
Weighted Average Shares Outstanding             5,042           5,042          5,042          5,042           5,040

BALANCE SHEET DATA:

Working Capital                                 3,357           4,969          6,078          6,455           5,940
Total Assets                                   43,338          59,371         75,058         74,045          79,036
Long-Term Debt (net of current portion)        27,943          27,872         27,382         27,834          31,527
Stockholders' Equity                              446          14,018         31,100         31,006          30,305


     (1) Includes impairment write-downs of long-lived assets related to Flashfold Carton and GB Labels of $11,861 and $352, respectively, and restructuring charges of $235 related to the relocation of the Company's corporate offices.

     (2) Includes a charge for severance and relocation costs of approximately $500 and a restructuring charge of $170 consisting of severance costs for divisional personnel. Results also include an impairment write-down of long-lived assets related to Niemand of approximately $14,083 and a write-off of unamortized finance costs related to the Harris Bank refinancing of approximately $854.

     (3) Includes an extraordinary after-tax loss of $107 reflecting the write-off of unamortized finance costs of a previous refinancing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless otherwise stated in this Annual Report, references to the fiscal years 1999, 1998 and 1997 relate to the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the percentage relationship that certain items in the Company's Consolidated Statement of Operations bear to net sales. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

                                                                                        YEARS ENDED
                                                                         ------------------------------------------
                                                                          JULY 3          JUNE 27          JUNE 28
                                                                           1999             1998            1997
                                                                           ----             ----            ----
Net Sales                                                                 100.0%            100.0%          100.0%
Cost of Goods Sold                                                         85.9              84.5            79.5
Gross Profit                                                               14.1              15.5            20.5
Operating Expenses                                                         28.5              34.8            15.2
Income (Loss) from Operations                                             (14.4)            (19.3)            5.3
Other Expense - Net                                                         4.3               5.3             4.1
Provision (Benefit) for Income Taxes                                       (1.0)             (1.9)            1.0
Income (Loss) before Extraordinary Item                                   (17.7)            (22.7)            0.4
Net Income (Loss)                                                         (17.7)%           (22.7)%           0.3%

FISCAL YEAR 1999 VS. 1998

       In fiscal 1999, the Company's net sales were $76.5 million compared with $75.9 million in fiscal 1998. Net sales increased $0.6 million or 0.8% in fiscal 1999 compared with fiscal 1998. Sales of folding cartons and flexible packaging increased $1.7 million in fiscal 1999 over fiscal 1998, primarily at Great Plains. Sales of spiral wound paper packaging decreased compared with prior year levels, primarily as a result of the removal of equipment related to the sale of the container business of Niemand, which started in April 1999. Sales of pressure sensitive labels decreased compared with prior year levels.

       Cost of goods sold increased $1.6 million or 2.5% to $65.7 million in fiscal 1999 compared with $64.1 million in fiscal 1998. Expressed as a percentage of net sales, cost of goods sold increased to 85.9% for fiscal 1999 compared to 84.5% in fiscal 1998. Margins at Flashfold Carton were below plan and compared to the prior year. Niemand suffered adverse product mix changes as sales of their higher margin products declined. Standard Packaging experienced increased manufacturing costs primarily attributable to higher labor costs associated with servicing customer demands, and higher repair and maintenance costs. These increased costs were partially offset by certain cost improvements. Raw material costs continued to decline at Standard Packaging as a result of renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. Labor costs at Great Plains and Flashfold Carton also decreased due to less overtime and more emphasis placed on reducing labor costs. In addition, depreciation expense has been reduced in fiscal 1999 at Niemand and Flashfold Carton, as a result of long-lived asset impairment write-downs.

       Selling expenses decreased $0.7 million or 15.2% to $3.4 million in fiscal 1999 from $4.1 million in fiscal 1998. Expressed as a percentage of net sales, selling expenses decreased to 4.5% in fiscal 1999 compared with 5.4% in fiscal 1998, primarily as a result of reorganizing the

Company's sales force and internalizing previously out-sourced functions within its marketing programs. These reductions are a direct result of cost savings following the Company's organizational and facility consolidations implemented in the second quarter of fiscal 1998.

       General and administrative expenses decreased $1.9 million or 25.9% to $5.6 million in fiscal 1999 from $7.5 million in fiscal 1998. Expressed as a percentage of net sales, general and administrative expenses decreased to 7.3% in fiscal 1999 compared with 9.9% in fiscal 1998. The Company continues to realize the cost savings benefits of the second quarter fiscal 1998 restructuring program. In addition, general and administrative expenses were lower as a result of the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999. Included in general and administrative expenses in the second quarter of fiscal 1998 is a charge for severance and relocation costs of approximately $0.5 million.

       In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $0.2 million consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

       At the end of the third quarter of fiscal 1999, as a result of the Company's evaluation of the recoverability of long-lived assets not held for sale, the Company recorded a pre-tax non-cash charge of $11.8 million to write-down the carrying amount of goodwill and fixed assets of Flashfold Carton to estimated fair value. Estimated fair value was determined based on discounting estimated future cash flows associated with Flashfold Carton. The impairment loss resulted in completely writing-off the Flashfold Carton goodwill and reducing the carrying value of fixed assets.

       In connection with the Company's strategic plan, the Company decided to sell the machinery, equipment, accounts receivable, inventory and accounts payable of GB Labels. As a result, the Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write down the carrying amount of goodwill and the fixed assets sold of GB Labels to estimated fair value less cost to sell. Additionally, the Company recorded a pre-tax non-cash charge of $0.3 million to write-down the carrying amount of the retained real property of GB Labels to estimated fair value.

       Interest expense for fiscal 1999 decreased $0.7 million or 16.9% to $3.3 million from $4.0 million in fiscal 1998. In the fourth quarter of fiscal 1998, the Company wrote-off $0.9 million in unamortized refinancing costs related to the previous credit agreement with Harris Trust and Savings Bank. This reduction in cost was partially offset by increased interest expense in fiscal 1999 as a result of higher average borrowings of approximately $2.4 million, coupled with higher interest rates.

       The income tax benefit as a percentage of pre-tax loss for fiscal 1999 was 5.2%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired, and because a significant portion of the impairment charge is a write-off of goodwill, which will provide no current or future tax benefit. The equivalent tax rate was 7.7% for the corresponding period in the prior year.

FISCAL YEAR 1998 VS. 1997

       In fiscal 1998 the Company's net sales were $75.9 million compared with $74.7 million in fiscal 1997. Net sales increased $1.2 million or 1.6% in fiscal 1998 compared with fiscal 1997. Sales of spiral wound paper packaging and pressure sensitive labels decreased compared with prior year levels while sales of folding cartons and flexible packaging increased $3.9 million in fiscal 1998 over fiscal 1997.

       Cost of goods sold increased $4.7 million, or 8.0% to $64.1 million in fiscal 1998 compared with $59.4 million in fiscal 1997. Cost of goods sold expressed as a percentage of net sales increased to 84.5% for fiscal 1998 compared to 79.5% for fiscal 1997. The increase in the costs of products sold over the comparable period in fiscal 1998 is primarily attributable to the following events. Standard Packaging incurred higher manufacturing costs associated with both gearing up and servicing new customers in the second half of 1998. Additionally, Standard Packaging and Niemand suffered some adverse mix changes as sales of its higher margin products declined. Flashfold Carton incurred unusually high costs related to preventative maintenance and modifications made to its presses in order to add capacity in the third quarter of fiscal 1998. Flashfold Carton also experienced higher manufacturing costs related to increased production in anticipation of new business in the first quarter of fiscal 1999. In addition, during the second quarter of fiscal 1998, the Company changed from a self-insured medical plan to a new fully insured plan, and experienced a number of large claims under the old plan, which significantly increased medical costs for the period.

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

       In connection with a modification of the Company's strategic plan, the Company decided to divest one of its subsidiaries, Niemand Industries. As a result, the Company recorded a charge of $14,083,000 in the fourth quarter of fiscal 1998 to write down the carrying amount of goodwill and fixed assets of Niemand to estimated fair value less cost to sell. In prior years, the Company evaluated the recoverability of long-lived assets at Niemand using estimated, undiscounted cash flows. By deciding to sell that business, recoverability now must be based on estimated fair value less cost to sell. The impairment loss resulted in completely writing-off the Niemand goodwill and reducing the carrying value of fixed assets.

       Interest expense for fiscal 1998 increased $1.0 million or 32.4% to $4.0 million from $3.0 million for fiscal 1997. The increase is primarily attributable to the Company writing-off the unamortized financing costs of $0.9 million related to the credit agreement with Harris Bank as a result of the acceleration of the maturity date of such credit agreement to July 1998.

       The benefit for income taxes as a percentage of pre-tax loss for fiscal 1998 was 7.7%, which differed from the statutory rate primarily as a result of non-deductible amortization in excess of purchase price over net assets acquired and the effect of disallowed losses with respect to the impaired asset write-down as discussed in Note 1 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report. This compared with an effective tax rate of 62.7% in the prior year.

FINANCIAL CONDITION

       At the end of fiscal 1998, the Company and Harris Trust and Savings Bank agreed to accelerate the maturity of the Company's bank credit agreement to August 10, 1998. The Company's bank credit agreement with Harris Bank consisted of a $25 million term loan and a $10 million revolving credit facility.

       On July 31, 1998, the Company refinanced its debt. The Company's new credit facility with First Source Financial LLP ("First Source") provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit ("Revolver"). The term loan requires quarterly principal payments of $562,500 in the first year of the loan, beginning October 15, 1998. As amended, the balance of the term loan is due in quarterly installments of $625,000 through October 1999, in monthly installments of $208,333 through July 2000 and $229,167 through April 2003, with the balance of $12,687,500 due on July 31, 2003.

       The proceeds from the credit facility were used to refinance the Harris Bank credit facility, to repay a note payable related to the Alabama facility, to pay the related transactions costs, and to fund the working capital and capital expenditure needs of the Company. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property.

       The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $15 million or
(2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus
(b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended Letter of Credit guarantees exceed loan availability.

       As of July 3, 1999, all outstanding letters of credit are guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at July 3, 1999 amounted to $222,000 and relate to workman's compensation insurance policies.

       The First Source credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage. As of July 3, 1999, the Company was not in compliance with its financial covenants. First Source has waived the covenant violations relating to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage as of July 3, 1999.

       The Revolver currently bears interest at First Source's prime rate plus 1.25%, while the term loan currently bears interest at First Source's prime rate plus 1.75%. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver. First Source's prime rate was 8% at July 3, 1999. Effective January 25, 1999, the LIBOR option was suspended.

       At July 3, 1999, the Company had working capital of $3.4 million, as compared to $5.0 million at June 27, 1998. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $0.5 million in fiscal 1999 and $2.8 million in fiscal 1998. The Company had available to it unused borrowing capacity of $1.8 million and $0.7 million at July 3, 1999 and June 27, 1998, respectively. The decrease in operating cash flow for fiscal 1999 was primarily attributable to the paydown of accounts payable to better coincide with vendors' terms, partially offset by better inventory management.

       During fiscal 1999, capital expenditures totaled $1.3 million compared with $2.1 million in fiscal 1998, and consisted primarily of additions to machinery and equipment as well as improvements to existing facilities. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

       The Company's current strategy is to leverage the success of the Company's Great Plains division to improve the performance of the Company's other folding carton divisions. The Company has identified opportunities for profit enhancement at Standard Packaging. After the write-down at Flashfold Carton, the Company will continue to strive to identify opportunities for profit enhancement at that facility. Additionally, in the second quarter of fiscal 1999, the Company relocated its corporate office, and consolidated the Company's administrative functions with the Great Plains' operation in Hastings, Nebraska. As part of the strategy of focusing on folding cartons, the Company sold the container portion of Niemand and is in negotiations for the sale of the remaining assets of Niemand. The Company anticipates completing this divestiture in the second quarter of fiscal 2000. Additionally, the Company sold the assets of its GB Labels division effective August 30, 1999.

       Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. This statement will become effective in fiscal 2001. The Company has not quantified the impact, if any, resulting from the adoption of this standard.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at July 3, 1999 is at variable interest rates, and the Company has in the past utilized interest rate caps to reduce the impact of changes in interest rates. A hypothetical 10% change in interest rates would have had a $0.3 million impact on interest expense for the fiscal year ended July 3, 1999.


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

       The Company's goal is to be Year 2000 compliant, meaning critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000. The folding carton divisions of the Company (Great Plains, Flashfold Carton and Standard Packaging) have installed AmTech's Imaginera software for their manufacturing and accounting IS systems. These information systems are certified by the vendor to be Year 2000 Compliant.

       The Company began in fiscal 1998 evaluating personal computer hardware and software outside of the Company's IS systems. The Company's expectations are to complete any upgrade requirements or modifications by the end of calendar 1999.

       Year 2000 Costs: Niemand Industries is currently upgrading all of its manufacturing and financial software and hardware systems to be Year 2000 Compliant. The upgrades will be completed by the end of October 1999. Budgeted costs for these upgrades were set at $90,000, and currently Niemand anticipates they will stay within budget. All other costs incurred as a result of ensuring Year 2000 compliance, to date, have been expensed or capitalized as software purchases in the normal course of operations of the Company. Any remaining costs for the Year 2000 project will be reflected as general and administrative costs incurred in the normal course of operations, due to the Company's internal IS department managing the project.

       Risk Assessment: At this time, the Company believes its most reasonably likely worst case scenarios are: (1) that principal suppliers are not Year 2000 ready and cannot timely deliver their products; (2) that the Company could experience an extended interruption in any one of its utility, communication or transportation systems. Although the Company does not believe that any of these scenarios will occur, it has assessed the effects of such events and does not expect that they would have a material adverse effect on the Company's financial condition and results of operations.

       In addition to reviewing its internal systems, the Company has contacted all of its significant vendors and customers to ensure their Year 2000 compliance. The Company currently has many suppliers, and believes this will help mitigate any adverse impact. Although all outside company responses have indicated Year 2000 compliance, there can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial condition and results of operations.

       Contingency Plans: Although the Company expects its internal systems to be Year 2000 compliant as described above, contingency plans are being prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks and potential risks in the supply chain of the Company's suppliers. These plans will also address the potential risks of power outages, communication interruptions and transportation delays. The Company expects to complete its contingency plan during calendar year 1999.

FORWARD-LOOKING STATEMENTS

       Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, (1) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to enhance their buying power by consolidating the number of vendors they maintain; (2) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (3) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 2000; (4) continued stability in other raw material prices, including oil-based resin and plastic film; (5) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (6) pressure on prices from competition or purchasers of the Company's products; (7) the introduction of competing products by other firms;
(8) whether the proposed sale of the product fill portion of Niemand Industries will be successful; (9) whether the Company will be able to comply with the Credit Agreement covenants or obtain waivers if it is unable to do so; (10) whether the Company will be adversely affected by its inability or the inability of other companies whose systems interact with the Company to be fully Year 2000 compliant in a timely manner; and (11) whether Anthem will file a counterclaim against the Company. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. Gibraltar undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.


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

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999, and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1999 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 11. EXECUTIVE COMPENSATION

       The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999 and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1999 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999 and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1999 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 1999 and is hereby incorporated by reference. If the definitive proxy statement for the 1999 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 1999 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1)   Financial Statements

                                                                                                   Page
                                                                                                   ----

       Independent Auditors' Report                                                                 F-1

       Consolidated Balance Sheets,
         July 3, 1999 and June 27, 1998                                                             F-2

       Consolidated Statements of Operations,
         Years Ended July 3, 1999, June 27, 1998 and June 28, 1997                                  F-3

       Consolidated Statements of Stockholders' Equity,
         Years Ended July 3, 1999, June 27, 1998 and June 28, 1997                                  F-4

       Consolidated Statements of Cash Flows,
         Years Ended July 3, 1999, June 27, 1998 and June 28, 1997                                  F-5

       Notes to Consolidated Financial Statements                                                   F-6

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

**  10.3     Employment Agreement, dated February 10, 1992, between Gibraltar
             Packaging Group, Inc. and Deke C. Abbott, Jr. (incorporated by reference to Exhibit 10.6 to Gibraltar's Registration Statement on
             Form S-1 (File No. 33-44965), as amended, filed January 9, 1992).

**  10.4     Gibraltar Packaging Group, Inc. 1992 Incentive Stock Option Plan,
             dated March 5, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.5 to Gibraltar's Annual Report on Form
             10-K for the year ended July 2, 1994 (File No. 00-19800)).

**  10.5     Gibraltar Packaging Group, Inc. Director Stock Option Plan dated
             July 13, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.6 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

**  10.6     Employment Agreement, dated December 1, 1992, between Gibraltar
             Packaging Group, Inc. and Richard Hinrichs (incorporated by reference to Exhibit 28.1 to Gibraltar's Quarterly Report on Form
             10-Q for the period ended December 31, 1992 (File No. 00-19800)).

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

**  10.13    Gibraltar Packaging Group, Inc. 1996 Non-Qualified Stock Option
             Plan (incorporated by reference to Exhibit 10.39 to Gibraltar's
             Annual Report 10-K for the year ended June 29, 1996 (File No.
             00-19800)).

**  10.16    Letter Agreement, dated December 18, 1997 between Gibraltar
             Packaging Group, Inc. and Richard D. Hinrichs regarding employment
             (incorporated by reference to Exhibit 10.16 to Gibraltar's Annual
             Report on Form 10-K for the year ended June 27, 1998 (File No.
             00-19800)).

    10.17 Secured Credit Agreement, dated July 31, 1998, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as Agent ("The Credit Agreement") (incorporated by reference to Exhibit 10.17 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.18 Term Note, dated July 31, 1998, in favor of First Source Financial LLP, executed by Gibraltar Packaging Group, Inc. In the principal amount of $25,000,000 (incorporated by reference to Exhibit 10.18 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.19 Revolving Note, dated July 31, 1998, in favor of First Source Financial LLP, executed by Gibraltar Packaging Group, Inc. In the principal amount of $15,000,000 (incorporated by reference to Exhibit 10.19 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.20 Security Agreement executed by GB Labels, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.20 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.21 Security Agreement executed by RidgePak Corporation, dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.21 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.22 Security Agreement executed by Standard Packaging and Printing Corp., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.22 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.23 Security Agreement executed by Niemand Holdings, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.23 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.24 Security Agreement executed by Niemand Industries, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.24 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.25 Pledge Agreement executed by Niemand Holdings, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.25 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.26 Deed of Trust Security Agreement, executed by Gibraltar Packaging Group, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.26 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.27 Deed of Trust Security Agreement, executed by Standard Packaging and Printing Corp., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.27 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.28 Security Agreement executed by Gibraltar Packaging Group, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.28 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.29 Pledge Agreement executed by Gibraltar Packaging Group, Inc., dated July 31, 1998, in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.29 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.30 Guaranty, dated July 31, 1998 among Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp., Niemand Holdings, Inc., Niemand Industries Inc., GB Labels, Inc. And First Source Financial LLP (incorporated by reference to
             Exhibit 10.30 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

    10.31 Mortgage Security Agreement executed by RidgePak Corporation, dated July 31, 1998 in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.31 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

   10.32 Mortgage Security Agreement executed by Niemand Industries, Inc., dated July 31, 1998 in favor of First Source Financial LLP (incorporated by reference to Exhibit 10.32 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

**10.33 Gibraltar Packaging Group, Inc.1998 Stock Appreciation Rights Plan, dated November 30, 1998 (incorporated by reference to Exhibit 10.33 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

**10.34 Employment Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.34 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

**10.35 Employment Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs (incorporated by reference to Exhibit 10.35 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

**10.36 Stock Appreciation Rights Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.36 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

**10.37 Stock Appreciation Rights Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs (incorporated by reference to Exhibit 10.37 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

   10.38 First Amendment to Secured Credit Agreement, dated September 1, 1998, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent (incorporated by reference to Exhibit 10.38 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

   10.39 Second Amendment to Secured Credit Agreement, dated November 15, 1998, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent (incorporated by reference to Exhibit 10.39 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

   10.40 Third Amendment to Secured Credit Agreement, dated February 11, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent (incorporated by reference to Exhibit 10.40 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

   10.41 Fourth Amendment to Secured Credit Agreement, dated May 15, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent (incorporated by reference to Exhibit 10.41 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 00-19800)).

* 10.42 Asset Purchase Agreement, dated February 25, 1999, between Robinson JDM Ltd. (Buyer) and Niemand Industries, Inc. (Seller).

* 10.43 Escrow Agreement, dated March 29, 1999, among Robinson JDM Ltd. (Buyer), Niemand Industries, Inc. (Seller) and Chicago Title Insurance Company.

* 10.44 First Amendment to Asset Purchase Agreement, dated April 20, 1999, between Robinson JDM Ltd. (Buyer) and Niemand Industries, Inc. (Seller).

* 10.45 Non-Competition and Non-Solicitation Agreement, dated May 28, 1999, among Robinson JDM Ltd., Gibraltar Packaging Group, Inc. and Niemand Industries, Inc.

* 10.46 Asset Purchase Agreement, dated September 1, 1999, between JIT Manufacturing, Inc. (Buyer) and GB Labels, Inc. (Seller).

* 10.47 Non-Competition Agreement, dated September 1, 1999, between JIT Manufacturing, Inc. and Gibraltar Packaging Group, Inc.

* 10.48 Guaranty Agreement, dated September 1, 1999, between JIT Manufacturing, Inc. and Gibraltar Packaging Group, Inc.

* 10.49 Fifth Amendment to Secured Credit Agreement, dated September 29, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

*  21.1      Subsidiaries of Gibraltar Packaging Group, Inc.

*  23.1      Consent of Deloitte & Touche LLP.

*  27.1      Financial Data Schedule.

-----------------
*Filed herewith.

**Indicates management contract or compensatory plan.

         (b)    Reports on Form 8-K.

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

         Date:      September 30, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Walter E. Rose                              /s/ John W. Lloyd
     ------------------------------                  --------------------------
     Walter E. Rose                                  John W. Lloyd
     Chief Executive Officer and                     Chief Financial Officer
     Chairman of the Board                           (Principal Financial and
     (Principal Executive Officer)                   Accounting Officer)
     September 30, 1999                              September 30, 1999



     /s/ David G. Chandler                           /s/ Robert G. Shaw
     ------------------------------                  --------------------------
     David G. Chandler                               Robert G. Shaw
     Director                                        Director
     September 30, 1999                              September 30, 1999



     /s/ John D. Strautnieks
     ------------------------------
     John D. Strautnieks
     Director
     September 30, 1999

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
GIBRALTAR PACKAGING GROUP, INC.
HASTINGS, NEBRASKA

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF GIBRALTAR PACKAGING GROUP, INC. AND ITS SUBSIDIARIES AS OF JULY 3, 1999 AND JUNE 27, 1998, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 3, 1999. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, SUCH CONSOLIDATED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES AT JULY 3, 1999 AND JUNE 27, 1998, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 3, 1999 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

OMAHA, NEBRASKA
SEPTEMBER 24, 1999
(SEPTEMBER 29, 1999 AS TO NOTE 4)

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                           JULY 3           JUNE 27
                                                                                             1999              1998
ASSETS

CURRENT ASSETS:
     Cash                                                                               $     198         $     114
     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $194
         AND $162, RESPECTIVELY)                                                            7,287             7,820
     Inventories                                                                            8,027            10,667
     Deferred income taxes                                                                    972               892
     Prepaid and other current assets                                                         350               483
                                                                                        ---------         ---------

         Total current assets                                                              16,834            19,976
PROPERTY, PLANT AND EQUIPMENT - Net                                                        21,182            25,362
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
     (NET OF ACCUMULATED AMORTIZATION OF $1,794 AND
     $3,368, RESPECTIVELY)                                                                  4,543            13,775

OTHER ASSETS  (NET OF ACCUMULATED AMORTIZATION OF $191  AND
     $1,199, RESPECTIVELY)                                                                    779               258
                                                                                        ---------         ---------
TOTAL                                                                                   $  43,338         $  59,371
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Checks not yet presented                                                           $     976         $   1,119
     Current portion of long-term debt                                                      2,891             2,034
     Accounts payable                                                                       6,502             9,310
     Accrued expenses                                                                       3,001             2,344
     Income taxes payable                                                                     107              200
                                                                                        ---------         ---------
         Total current liabilities                                                         13,477            15,007
LONG-TERM DEBT - Net of current portion                                                    27,943            27,872
DEFERRED INCOME TAXES                                                                         834             1,659
OTHER LONG-TERM LIABILITIES                                                                   638               815
                                                                                        ---------         ---------
         Total liabilities                                                                 42,892            45,353
                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
     Common stock, $.01 par value; 10,000,000 shares
     authorized; 5,041,544 issued and outstanding                                              50                50
     Additional paid-in capital                                                            28,162            28,162
    Accumulated deficit                                                                  (27,766)           (14,194)
                                                                                        --------          ---------
         Total stockholders' equity                                                           446            14,018
                                                                                        ---------         ---------

TOTAL                                                                                   $  43,338           $59,371
                                                                                        =========         =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JULY 3, 1999, JUNE 27, 1998 AND JUNE 28, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                            1999             1998              1997

NET SALES                                                             $   76,514       $   75,890        $   74,710

COST OF GOODS SOLD                                                        65,711           64,138            59,396
                                                                      ----------       ----------        ----------

GROSS PROFIT                                                              10,803           11,752            15,314
                                                                      ----------       ----------        ----------

OPERATING EXPENSES:

   Selling                                                                 3,448            4,065             4,301

   General and administrative                                              5,561            7,508             6,475

   Amortization of excess of purchase price
     over net assets acquired                                                345              585               586

   Restructuring charges                                                     235              170                 -


   Impairment of long-lived assets                                        12,213           14,083                 -
                                                                      ----------       ----------        ----------

     Total operating expenses                                             21,802           26,411            11,362
                                                                      ----------       ----------        ----------

INCOME (LOSS) FROM OPERATIONS                                            (10,999)         (14,659)            3,952
                                                                      ----------       -----------       ----------

OTHER (INCOME) EXPENSE:

   Interest expense                                                        3,336            4,016             3,033

   Other (income) expense - net                                              (12)             (27)               28
                                                                      ----------       -----------       ----------

     Other expense - net                                                   3,324            3,989             3,061
                                                                      ----------       ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                                       (14,323)        (18,648)               891
PROVISION (BENEFIT) FOR INCOME TAXES                                        (751)         (1,435)               559
                                                                      -----------      ----------        ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (13,572)         (17,213)              332

EXTRAORDINARY ITEM (net of tax effect of $66)
(Write-off of finance charges as a result of debt repayment)                  -                 -              (107)
                                                                      ----------       ----------        ----------

NET INCOME (LOSS)                                                       ($13,572)        ($17,213)       $      225
                                                                      ===========      ===========       ==========

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

   Income (Loss) Before Extraordinary Item                               ($2.69)          ($3.41)        $     0.07
                                                                      ==========       ==========        ==========

   Net Income (Loss)                                                     ($2.69)          ($3.41)        $     0.07
                                                                      ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    5,041,544        5,041,544         5,041,544
                                                                      ==========       ==========        ===========
   (basic and diluted)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            YEARS ENDED JULY 3, 1999, JUNE 27, 1998 AND JUNE 28, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                            COMMON STOCK          ADDITIONAL     RETAINED
                                       NUMBER OF                    PAID-IN      EARNINGS
                                        SHARES         AMOUNT       CAPITAL      (DEFICIT)     OTHER        TOTAL

BALANCE, June 29, 1996                  5,041,544    $      50    $  28,162     $  2,794     $      -     $  31,006

Net income                                                                           225                        225

Adjustment for minimum
pension liability                                                                                (131)         (131)
                                      -----------    ---------    ---------     --------     --------     ---------

BALANCE, June 28, 1997                  5,041,544           50       28,162        3,019         (131)       31,100

Net loss                                                                         (17,213)                   (17,213)

Adjustment for minimum
pension liability                                                                                 131           131
                                      -----------    ---------    ---------     --------     --------     ---------

BALANCE, June 27, 1998                  5,041,544           50       28,162      (14,194)           -        14,018

Net loss                                                                         (13,572)                   (13,572)
                                      -----------    ---------    ---------      -------     --------     ---------

BALANCE, July 3, 1999                   5,041,544    $      50    $  28,162     ($27,766)    $      -     $     446
                                        =========    =========    =========      =======     ========     =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JULY 3, 1999, JUNE 27, 1998 AND JUNE 28, 1997
                                 (IN THOUSANDS)

                                                                            1999             1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  ($13,572)        ($17,213)     $        225
     Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
         Extraordinary item - write-off of finance charges                     -                -               173
         Impairment write-down of long-lived assets                       12,213           14,083                 -
         Depreciation and amortization                                     3,062            4,993             3,977
         (Gain) loss on sale of property, plant and equipment                (12)             (27)               32
         Deferred income taxes                                              (905)          (1,849)                -
         Changes in operating assets and liabilities:
              Accounts receivable - net                                      422            1,020            (1,980)
              Inventories                                                  1,927           (1,661)              166
              Prepaid expenses and other assets                                7             (197)              213
              Accounts payable                                            (2,951)           4,477              (421)
              Income taxes payable                                           (93)            (492)              424
              Accrued expenses and other liabilities                         412             (306)              275
                                                                      ----------       ----------        ----------

     Net Cash Flows from Operating Activities                                510            2,828             3,084
                                                                      ----------       ----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                     693              103                28
     Purchases of property, plant and equipment                           (1,245)          (2,143)           (2,640)
                                                                      ----------       ----------        ----------

     Net Cash Flows from Investing Activities                               (552)          (2,040)           (2,612)
                                                                      ----------       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                        2,998            3,149               356
     Net principal repayments of long-term debt                          (32,943)          (3,801)          (30,557)
     Net repayments under capital leases                                     (39)            (137)             (103)
     Proceeds from issuance of long-term debt                             30,830                -            31,050
     Refinancing costs                                                      (720)               -            (1,173)
                                                                      -----------      ----------        ----------

     Net Cash Flows from Financing Activities                                126             (789)             (427)
                                                                      ----------       ----------        ----------

NET INCREASE (DECREASE) IN CASH                                               84               (1)               45

CASH AT BEGINNING OF YEAR                                                    114              115                70
                                                                      ----------       ----------        ----------


CASH AT END OF YEAR                                                   $      198       $      114        $      115
                                                                      ==========       ==========        ==========


SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                                $      247       $      899        $       62
                                                                      ==========       ==========        ==========
     Interest paid                                                    $    3,116       $    2,997        $    2,376
                                                                      ==========       ==========        ==========
SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Capital lease obligations                                        $       82       $       61        $      198
                                                                      ==========       ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE YEARS ENDED JULY 3, 1999, JUNE 27, 1998 AND JUNE 28, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Gibraltar Packaging Group, Inc. (the "Company") and its wholly owned subsidiaries; RidgePak Corporation (dba "Flashfold Carton"), Standard Packaging & Printing Corporation ("Standard Packaging"), Niemand Industries, Inc. ("Niemand") and GB Labels, Inc. ("GB Labels"). All significant intercompany accounts and transactions have been eliminated.

DESCRIPTION OF BUSINESS - The Company designs and manufactures high quality specialty packaging products in facilities located in Nebraska, Indiana, Alabama and North Carolina, and markets these products primarily to customers throughout the United States. The Company's products include folding cartons, specialty laminated containers, flexible packaging, tubular packaging and contract packaging and filling for a wide range of businesses. Based on the nature of the product, the production processes, types of customers, and methods used to distribute products, the Company operates in one reportable segment.

FISCAL YEAR - The Company ends its fiscal year on the Saturday closest to June
30.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company utilizes a cash management system that includes zero balance accounts. Negative cash balances for such accounts, resulting from outstanding checks, are reclassified to checks not yet presented in the consolidated financial statements.

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

                                                                                   YEARS ENDED
                                                                ----------------------------------------------
                                                                    JULY 3           JUNE 27          JUNE 28
                                                                      1999              1998             1997

     Allowance, Beginning of Year                               $      162        $      127       $      231
     Provision for Uncollectible Accounts                              122               184               74
     Write-off of Uncollectible Accounts                               (90)             (149)            (178)
                                                                ----------        ----------       ----------

     Allowance, End of Year                                     $      194        $      162       $      127
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

IMPAIRMENT OF LONG-LIVED ASSETS - Recoverability of long-lived assets not held for sale are evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. Based on these evaluations, there were no adjustments to the carrying value on long-lived assets in fiscal 1997.

At the end of the third quarter of fiscal 1999, the Company recorded a charge of $11.8 million to write-down the carrying amount of goodwill and fixed assets of Flashfold Carton to estimated fair value. Estimated fair value was determined by discounting future cash flows.

The Flashfold Carton facility has been experiencing declining sales and profitability for the past three years. In the first quarter of fiscal 1999, the facility was put under the operating control of the Gibraltar Packaging Group, Inc. (dba "Great Plains Packaging", or "Great Plains") management team in an attempt to improve operating results. Management's projections of future operating cash flows during the first two quarters of fiscal 1999 continued to reflect planned operating improvements. During the third quarter of fiscal 1999, it was determined that the planned operating improvements could not be realized in the time period or to the degree estimated. The impairment loss resulted in a complete write-off of goodwill and reducing the carrying value of fixed assets at Flashfold Carton.

In connection with a modification of the Company's strategic plan, the Company has or is in the process of divesting of the assets of two of its subsidiaries, GB Labels and Niemand. The evaluation of the recoverability of long-lived assets held for sale are based on comparing the assets carrying amount with its fair value less cost to sell. The sale of the assets of GB Labels was effective August 30, 1999. The Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write-down the carrying amount of GB Labels' fixed assets sold to fair value less cost to sell. No gain or loss will be recorded on the sale in fiscal 2000. Additionally, the Company recorded a pre-tax non-cash charge of $0.3 million to write-down the carrying amount of the retained real property of GB Labels to estimated fair value.

In the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-cash charge of $14.1 million to write-down the carrying amount of goodwill and fixed assets of Niemand to estimated fair value less cost to sell. Due to uncertainties inherent in the estimation process, it is reasonably possible that the ultimate loss on the sale of Niemand may vary from the current estimate. The sale of the container business of Niemand was finalized in the fourth quarter of fiscal 1999. The Company is in negotiations with Niemand management for the sale of the remaining assets of Niemand. The Company anticipates completing the divestiture of the remaining assets of Niemand by the end of the second quarter of fiscal 2000.

OTHER ASSETS - Costs associated with obtaining financing arrangements are included in other assets. At June 27, 1998, unamortized financing costs of $0.9 million related to the credit agreement with Harris Trust and Savings Bank ("Harris Bank") were amortized as a result of the acceleration of the maturity date of such credit agreement to August 1998. In July 1998, the Company capitalized approximately $0.8 million, representing the cost of refinancing its debt under a new credit facility as described in Note 4.

REVENUE RECOGNITION - Sales and related cost of sales are recognized upon the earlier of shipment of products or acceptance by the customer.

EARNINGS PER SHARE - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. This statement will become effective in fiscal 2001. The Company has not quantified the impact, if any, resulting from the adoption of this standard.

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

RECLASSIFICATION - Certain amounts in the fiscal 1998 and 1997 financial statements have been reclassified to conform with the fiscal 1999 presentation.


2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                 JULY 3               JUNE 27
                                                   1999                  1998

Finished goods                               $    5,060            $    6,506
Work in process                                     913                 1,396
Raw materials                                     1,699                 2,319
Manufacturing supplies                              355                   446
                                             ----------            ----------

                                             $    8,027            $   10,667
                                             ==========            ==========


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):

                                                JULY 3               JUNE 27
                                                  1999                  1998

     Land                                   $      707            $      699
     Buildings                                  11,846                11,558
     Machinery, equipment
       and vehicles                             25,243                28,023
     Furniture and fixtures                      2,032                 2,191
     Construction-in-progress                      371                   808
                                            ----------            -----------
                                                40,199                43,279
     Less accumulated depreciation              19,017                17,917
                                            ----------            -----------
                                            $   21,182            $   25,362
                                            ==========            ==========



4.  FINANCING AGREEMENTS

Long-term debt consisted of (columnar amounts in thousands):


                                                                                        JULY 3          JUNE 27
                                                                                          1999             1998
First Source term loan, quarterly principal payments of $562,500 through July
   1999, $625,000 through October 1999, monthly principal payments of $208,333 through July 2000 and $229,167 through April 2003, with the balance of
   $12,687,500 due on July 31, 2003, interest is payable monthly.                 $     22,579     $          -

Revolving credit facility,  matures July 31, 2003,  interest is payable
   monthly.                                                                              8,150                -

Harris Bank term loan,  monthly principal  payments of $312,500 through
   August 1, 1998, paid off on August 10, 1998.                                              -           20,000

Revolving credit facility, paid off on August 10, 1998.                                      -            9,099

Note payable, for capital expansion of Marion, Alabama facility, due in monthly
   principal and interest installments, paid off on August 10, 1998.                         -              746

Capital lease obligations                                                                  105               61
                                                                                  ------------     ------------
Total                                                                                   30,834           29,906
Less current portion                                                                     2,891            2,034
                                                                                  ------------     ------------
Long-term debt                                                                    $     27,943     $     27,872
                                                                                  ============     ============

Through various amendments of the credit agreement during fiscal 1998, the Company and Harris Bank agreed to accelerate the maturity of the Company's bank credit agreement to August 10, 1998, and to eliminate all financial covenants as of June 27, 1998. The Company's bank credit agreement with Harris Bank consisted of a $25 million term loan and a $10 million revolving credit facility. At June 27, 1998, both facilities bore interest at the bank's prime rate plus 1%. The banks prime rate was 8.5% at June 27, 1998.

On July 31, 1998, the Company refinanced its debt. The Company's new credit facility with First Source Financial LLP ("First Source") provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit ("Revolver").

The proceeds from the credit facility were used to refinance the Harris Bank credit facility, to repay a note payable related to the Alabama facility, to pay the related transactions costs, and to fund the working capital and capital expenditure needs of the Company. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $15 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregated amount of extended letter of credit guarantees exceed loan availability.

As of July 3, 1999, all outstanding letters of credit are guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at July 3, 1999 amounted to $222,000 and relate to workman's compensation insurance policies.

The First Source credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage. As of July 3, 1999, the Company was not in compliance with certain financial covenants. First Source has waived the covenant violations relating to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage as of July 3, 1999.

The Revolver currently bears interest at First Source's prime rate plus 1.25%, while the term loan currently bears interest at First Source's prime rate plus 1.75%. The Company also pays a commitment fee of 0.5% on the difference between the average daily loan balance and the amount of the Revolver. First Source's prime rate was 8% at July 3, 1999.

During fiscal 1997, the Company purchased an interest rate cap agreement to reduce the impact of changes in interest rates. The cap agreement entitled the Company to receive from the counterparty (a major bank) the notional amount multiplied by the differences between the variable 1-month LIBOR and cap rates when the 1-month LIBOR exceeds the quoted cap rate of 10%. The above agreement matured on June 30, 1998 and the related premium was fully amortized at June 27, 1998.

Anticipated maturities of long-term debt subsequent to July 3, 1999, pursuant to the credit facility and future minimum payments under finance leases, are as follows (in thousands):

                                                                  AMOUNTS
             2000                                             $     2,891
             2001                                                   2,751
             2002                                                   2,773
             2003                                                   2,312
             2004                                                  20,107
                                                              -----------
            Total                                             $    30,834
                                                              ===========


5.       INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                   JULY 3           JUNE 27          JUNE 28
                                     1999              1998             1997
     Current:
       Federal                 $       71        $       50       $      478
       State                           83               364               31
     Deferred                        (905)           (1,849)              50
                               ----------        ----------       ----------

                                    ($751)          ($1,435)      $      559
                               ==========        ==========       ==========

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes:


                                                                        JULY 3         JUNE 27        JUNE 28
                                                                          1999            1998           1997
     Statutory rate                                                   ($4,870)        ($6,341)     $      303
     State income tax effect                                             (215)            (84)             33
     Increase in valuation allowance                                     1,176               -              -
     Disallowed losses with respect
       to impaired asset writedown                                       3,023           4,788              -
     Amortization of excess of purchase price over
       net assets acquired                                                 117             199            199
     Other - net                                                            18               3             24
                                                                     ---------      ----------     ----------
     Total                                                               ($751)       ($1,435)     $      559
                                                                     ---------      ---------      ----------

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax liabilities and assets are comprised of the following (in thousands):

                                                       JULY 3    JUNE 27
                                                         1999       1998
Deferred income tax assets:
     Difference in basis of amortizable assets        $   961    $ 1,006
     Non-deductible accrued liabilities                 1,258      1,121
     Net operating loss carryforwards of
         a subsidiary company                             812        812
     State net operating loss carryforwards             1,492        937
     State tax credits carryforward                       986        930
     Federal net operating loss carryforward            2,457      1,812
     AMT credit carryforward                              385        385
     Differences in the basis of inventory
         for tax purposes                                 179        241
     Other - net                                           27       --
                                                      -------    -------

Total                                                   8,557      7,224
Deferred tax asset valuation allowance                 (4,325)    (3,149)
                                                      -------    -------

      Net                                               4,232      4,095
                                                      -------    -------

     Deferred tax liabilities:
       Difference in basis of property, plant
         and equipment                                 (3,597)    (4,491)
       Other                                             (497)      (371)
                                                      -------    -------
     Total                                             (4,094)    (4,862)
                                                      -------    -------

     Net deferred income tax asset (liability)        $   138    ($  767)
                                                      =======    =======

At July 3, 1999, the Company had the following tax net operating loss carryfowards for federal income tax purposes (in thousands):

     EXPIRATION                                               AMOUNTS
        2007                                              $       447
        2008                                                      665
        2009                                                      930
        2010                                                    2,037
        2011                                                      409
        2012                                                      267
        2013                                                    3,271
        2019                                                    1,242
                                                          -----------
        Total                                             $     9,268
                                                          ===========

Approximately $2.0 million of such losses relate to a subsidiary company, which are available to be utilized only against future taxable income of such subsidiary.

At July 3, 1999, the Company had a state investment tax credit carryforward of approximately $1.0 million which expires if unutilized by the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

6.       EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan (the "benefit plan") covering substantially all of the RidgePak Corporation hourly employees fulfilling participation requirements. Benefits are based on the employee's years of credited service. The Company's funding policy is to contribute annually the minimum amount required under ERISA. Plan assets are held by an independent trustee and consist of U.S. Government securities, time deposits, common stocks, corporate bonds and collective investment funds.

The change in benefit obligation and plan assets and the reconciliation of funded status for the years presented included the following components (dollars in thousands):


                                                                               JULY 3        JUNE 27
                                                                                 1999           1998
     Change in benefit obligations:
       Benefit obligation at beginning of year                            $       536    $       467
       Service cost                                                                58             49
       Interest cost                                                               32             34
       Actuarial (gain)/loss                                                      (70)            53
       Benefits paid                                                              (27)           (67)
                                                                          -----------    -----------
       Benefit obligation at end of year                                          529            536
                                                                          -----------    -----------

     Change in plan assets:
       Fair value of plan assets at beginning of year                             592            428
       Actual return on plan assets                                                37             98
       Employer contribution                                                        -            133
       Benefits paid                                                              (27)           (67)
                                                                          -----------    -----------
       Fair value of plan assets at end of year                                   602            592
                                                                          -----------    -----------

     Reconciliation of funded status:
       Plan assets in excess of projected benefit obligation                       73             57
       Unrecognized loss                                                           51            117
                                                                          -----------    -----------
       Prepaid pension cost recognized on balance sheet                   $       124    $       174
                                                                          ===========    ===========

     Discount rate used to calculate the above liability                        7.50%          6.50%

The net periodic pension cost and assumptions used for the years presented included the following components (dollars in thousands):


                                                                        JULY 3         JUNE 27        JUNE 28
                                                                          1999            1998           1997
     Service cost-benefits earned during the period                $        58     $        49    $        43
     Interest cost on projected benefit obligation                          32              34             30
     Expected return on plan assets                                        (44)            (38)           (33)
     Amortization of loss                                                    5               6              5
                                                                   -----------     -----------    -----------
     Net periodic pension cost                                     $        51     $        51    $        45
                                                                   ===========     ===========    ===========

     Discount rate used to calculate expense                              6.50%           7.50%          7.75%
     Expected long-term rate of return on plan assets                     8.00%           8.00%          8.00%

The Company also sponsors a defined contribution 401(k) plan (the "Gibraltar Plan"). Employees are eligible to participate in the Gibraltar Plan upon completion of six months of credited service. Participants fully vest in Company contributions after five years with partial vesting after one year. An employee may contribute up to 15% of his or her earnings on a pre-tax basis subject to IRS limitations. The Company matches 25% of an employee's contribution up to a maximum of 4% of eligible compensation. The Company also makes a quarterly profit sharing contribution when the earnings per share of Gibraltar stock is $0.15 per share or higher in any fiscal quarter. The profit sharing portion of each participant's account is invested in Gibraltar stock.

The Company's contributions to the Gibraltar Plan for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 were approximately $115,000, $94,000 and
$77,000, respectively.


7.  STOCK OPTION PLANS

The 1992 Incentive Stock Option Plan (the "1992 Plan") provides for grants to key employees of the Company of options to purchase in the aggregate up to 300,000 shares of the Company's common stock with exercise prices equal to or greater than the market price at the date of grant. Options granted under the 1992 Plan are exercisable no earlier than six months and no later than ten years from the grant date.

The Director Stock Option Plan (the "Directors Plan") provides for each independent director to receive a grant of an option to purchase 3,000 shares of the Company's common stock at an exercise price equal to the market price at the date such person is elected to the board. Options granted under the Directors Plan are exercisable no earlier than six months and no later than ten years from the grant date.

Effective November 30, 1998, the Company's 1996 Non-Qualified Stock Option Plan was terminated. There were 225,000 shares granted under that plan in fiscal 1997, with vesting based on meeting certain financial criteria. This termination was the direct result of the adoption of the 1998 Stock Appreciation Rights Plan (referenced below).

On November 30, 1998, the Company established the 1998 Stock Appreciation Rights Plan (the "Plan") to be administered by the Compensation Committee of the Company's Board of Directors. The Plan provides for the discretionary granting of stock appreciation rights ("SAR") to key employees of the Company. SARs held by grantees under the Plan entitle the holder to cash payments only.

Effective January 15, 1999, 150,000 SARs valued at $2.25 each and 150,000 SARs valued at $3.00 each were granted to officers of the Company. The SARs vest at 20% per year through the maturity date of June 30, 2003. No compensation expense has been recorded related to this plan, since the value of the SARs exceed the current trading price of the stock.

A summary of stock option transactions under the Company's employee option plans and the Director's stock plan for each of the three years in the period ended July 3, 1999 is as follows:


                                                                                             WEIGHTED AVERAGE
                                                                          SHARES              EXERCISE PRICE
                                                                          ------              --------------
     Outstanding at June 29, 1996                                          139,334              $      7.54
          Granted                                                          225,000                     4.00
          Exercised                                                              -                     -
          Canceled or Lapsed                                               (47,500)                    7.91
                                                                      ------------              -----------
     Outstanding at June 28, 1997                                          316,834                     4.97
          Granted                                                                -                     -
          Exercised                                                              -                     -
          Canceled or Lapsed                                               (36,000)                    6.85
                                                                      ------------              -----------
     Outstanding at June 27, 1998                                          280,834                     4.73
          Granted                                                                -                     -
          Exercised                                                              -                     -
          Canceled or Lapsed                                              (228,000)                    4.07
                                                                      ------------              -----------
     Outstanding at July 3, 1999                                            52,834              $      7.59
                                                                      ============              ===========

     Shares exercisable at June 28, 1997                                   127,334              $      6.04
     Shares exercisable at June 27, 1998                                   100,834              $      6.03
     Shares exercisable at July 3, 1999                                     52,834              $      7.59


The following table summarizes information about stock options outstanding at July 3, 1999:

                                             Weighted
         Range of                         Avg. Remaining       Weighted                         Weighted
         Exercise          Number           Contractual         Average           Number         Average
          Prices         Outstanding           Life         Exercise Price     Exercisable     Exercisable
          ------         -----------           ----         --------------     -----------     -----------
       $6.00 - $6.50       22,334            3.0 years      $    6.02             22,334       $     6.02
       $8.00 - $9.00       30,500            4.7 years           8.74             30,500             8.74
                           ------            ---------           ----             ------             ----
                           52,834            4.0 Years      $    7.59             52,834       $     7.59

The Company accounts for its stock-based compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," which utilizes the intrinsic value method. No compensation cost has been recognized related to the Company's stock option plans. Had compensation cost been determined based on the fair value of the options at the date of grant consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 JULY 3         JUNE 27             JUNE 28
                                                                   1999             1998              1997
     Net income (loss) applicable to common shareholders
                                      As reported              ($13,572)         ($17,213)           $ 225
                                      Pro forma                ($13,572)         ($17,242)           $ 199

     Net income (loss) per basic and diluted common share
                                      As reported                ($2.69)           ($3.41)           $0.05
                                      Pro forma                  ($2.69)           ($3.42)           $0.04

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

At July 3, 1999, the stock option exercise prices for the two existing plans exceeded the market value of the Company's common stock and therefore the options are excluded from the Company's earnings per share calculation.


8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases office and manufacturing space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 under such lease agreements was approximately $1,584,000, $1,396,000 and $960,000, respectively. As of July 3, 1999, approximate minimum future lease commitments were as follows (in thousands):
                                                                         AMOUNTS
                                    2000                             $     1,377
                                    2001                                   1,204
                                    2002                                     834
                                    2003                                     562
                                    2004                                     391
                               Thereafter                                    171
                                                                     -----------
                                    Total                            $     4,539
                                                                     ===========

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

ENVIRONMENTAL MATTERS - In May 1995, the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company established a reserve of $750,000 for such remediation costs in fiscal 1995. The Company's accrual for such remediation costs included in other long-term liabilities on the Consolidated Balance Sheet approximates $475,000 and $578,000 as of July 3, 1999 and June 27, 1998, respectively. Incurred expenses as of July 3, 1999 related to remediation totaled $275,000. In June of 1998, the Company completed a follow-up assessment of the facility which was then filed with the Division of Water Quality ("DWQ"). The Company is awaiting a reply from the DWQ. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


9.  RELATED PARTY TRANSACTIONS

Certain officers of the Company hold an equity interest in Rostra Technologies, Inc. ("Rostra"), a related party. During fiscal years 1999, 1998 and 1997, the Company paid $158,000, $452,000 and $389,000, respectively, to Rostra in management fees for services provided by the Company's CEO and CFO. Effective October 1997, the Company ceased paying management fees to Rostra for the Company's CEO. Effective January 1999, the Company ceased paying management fees to Rostra for the Company's CFO. At July 3, 1999 and June 27, 1998, the Company owed Rostra $0 and $66,029, respectively, for unpaid fees.


10.      SEVERANCE, OFFICE MOVING AND RESTRUCTURING CHARGES

In recent years, the Company has restructured its corporate headquarters and certain aspects of its business in an effort to reduce its cost structure and remain competitive in its markets. Restructuring charges primarily involve the separation of employees, moving costs and similar actions. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and provide no future benefit to the Company.

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

In the second quarter of fiscal 1999, the Company approved a plan to further reduce costs by closing the Company's corporate office and moving the Company's corporate functions to its Hastings, Nebraska facility. The move was completed on November 2, 1998. A restructuring charge of $235,000 was recorded consisting of severance costs for two corporate personnel ($74,000), the write-off of leasehold improvements ($61,000) and moving costs ($100,000) associated with relocating the corporate functions to its Hastings, Nebraska facility.

At July 3, 1999, June 27, 1998 and June 28, 1997, accrued liabilities and other long-term liabilities included approximately $169,000, $222,000 and $300,000, respectively, in restructuring charges, primarily relating to severance costs. The change in these reserves is the result of direct cash outflows related to the restructuring.

11.      MAJOR CUSTOMERS

Sales to one customer represented approximately 11.8%, 11.1% and 11.0% of net sales in fiscal years 1999, 1998 and 1997, respectively.


12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its long-term revolving credit agreement and other long-term borrowings approximates fair value based on quoted market prices for the same or similar instruments.

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of July 3, 1999, the fair value of the letters of credit was $222,000.


13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended July 3, 1999 and June 27, 1998 (in thousands, except per share data):

                                                            QUARTER ENDED
                            ------------------------------------------------------------------------
         1999                   SEPTEMBER 30        DECEMBER 31(1)    MARCH 31(2)         JULY 3(3)            YEAR

Net Sales                   $        20,185    $       18,980   $       19,015    $       18,334   $         76,514
Gross Profit                          3,221             2,958            1,917             2,707             10,803
Net Loss                               (177)             (237)         (12,634)             (524)           (13,572)
Per Common Share Amounts:
(basic and diluted)

Net Income (Loss)           $         (0.04)   $        (0.05)  $         (2.51)  $        (0.10)  $          (2.69)


                                                            QUARTER ENDED
                            ------------------------------------------------------------------------
         1998                   SEPTEMBER 30        DECEMBER 31(4)    MARCH 31           JUNE 27(5)            YEAR

Net Sales                   $        19,328    $       18,619   $       18,954    $       18,989   $         75,890
Gross Profit                          3,547             2,224            3,164             2,817             11,752
Net Income (Loss)                        14            (1,877)            (137)          (15,213)           (17,213)
Per Common Share Amounts:
(basic and diluted)

Net Income (Loss)           $             -    $       (0.37)   $       (0.03)    $       (3.01)   $         (3.41)


(1) The second quarter of fiscal 1999 net loss includes a $235 restructuring charge consisting of severance costs for corporate personnel, the write-off of leasehold improvements and moving costs associated with relocating the corporate functions to its Hastings, Nebraska facility.

(2) The third quarter of fiscal 1999 net loss includes an impairment write-down of long-lived assets related to Flashfold Carton of $11,861. Gross margins at Flashfold Carton were below the prior year.

(3) The fourth quarter of fiscal 1999 net loss includes an impairment write-down of long-lived assets related to GB Labels of $352.

(4) Included in the second quarter of fiscal 1998 net loss is a charge for severance and relocation costs of $500 and a restructuring charge of $170 consisting of severance costs for divisional personnel.

(5) The fourth quarter of fiscal 1998 net loss includes an impairment write down of long-lived assets related to Niemand of $14,083, and a write-off of unamortized finance costs related to the Harris Bank refinancing of $854.