Form 10-Q
period 1999-09-30
GIBRALTAR PACKAGING GROUP INC
filed 1999-11-12
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     September 30, 1999
                                    ------------------

Commission File Number:    00-19800
                           --------

                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                        47-0496290
(State of incorporation)                               (I.R.S. Employer
                                                     Identification Number)
       2000 SUMMIT AVENUE
      HASTINGS, NEBRASKA                                 68901-2148
 (Address of principal executive offices)                 (Zip Code)


                                 (402) 463-1366
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of September 30, 1999, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page Number
                                                                                 -----------
PART I.       FINANCIAL INFORMATION
-------       ---------------------
Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets                                               1
                As of September 30, 1999 and July 3, 1999

              Consolidated Statements of Operations for the                             2
                Three Months Ended September 30, 1999 and 1998

              Consolidated Statements of Cash Flows for the                             3
                Three Months Ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements                                4

Item 2.       Management's Discussion and Analysis of Financial                         5
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk               10


PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                        11

Item 4.       Submission of Matters to a Vote of Security Holders                      11

Item 6.       Exhibits and Reports on Form 8-K                                         12

              Signature                                                                12


                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                       September 30,     July 3,
                                                            1999          1999
                                                          ---------    ---------
ASSETS
CURRENT ASSETS:

    Cash                                                  $    144    $    198
    Accounts receivable (Net of allowance for
      doubtful accounts of $211 and $194, respectively)      7,204       7,287
    Inventories                                              8,046       8,027
    Deferred income taxes                                      972         972
    Prepaid and other current assets                           439         350
                                                          --------    --------
          Total current assets                              16,805      16,834
PROPERTY, PLANT AND EQUIPMENT - NET                         20,169      21,182
EXCESS OF PURCHASE PRICE OVER NET
    ASSETS ACQUIRED (Net of accumulated
    amortization of $1,831 and $1,794, respectively)         4,506       4,543
OTHER ASSETS (Net of accumulated amortization
    of $230 and $191, respectively)                            794         779
                                                          --------    --------
TOTAL                                                     $ 42,274    $ 43,338
                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Checks not yet presented                              $    610    $    976
    Current portion of long-term debt                        2,995       2,891
    Accounts payable                                         7,365       6,502
    Accrued expenses                                         2,644       3,001
    Income taxes payable                                       264         107
                                                          --------    --------
          Total current liabilities                         13,878      13,477
LONG-TERM DEBT - Net of current portion                     26,318      27,943
DEFERRED INCOME TAXES                                          834         834
OTHER LONG-TERM LIABILITIES                                    596         638
                                                          ========    ========
          Total liabilities                                 41,626      42,892
                                                          ========    ========
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                   --          --
    Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,041,544 issued and outstanding              50          50
    Additional paid-in capital                              28,162      28,162
    Accumulated deficit                                    (27,564)    (27,766)
                                                          ========    ========
          Total stockholders' equity                           648         446
                                                          --------    --------
TOTAL                                                     $ 42,274    $ 43,338
                                                          ========    ========


   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                     Three Months Ended
                                                        September 30,
                                                        -------------
                                                    1999          1998
                                                    ----          ----

NET SALES                                     $    17,573   $    20,185
COST OF GOODS SOLD                                 14,296        16,964
                                              -----------   -----------
GROSS PROFIT                                        3,277         3,221
                                              -----------   -----------
OPERATING EXPENSES:
  Selling                                             773           887
  General and administrative                        1,294         1,549
  Amortization of excess of purchase price
    over net assets acquired                           36           102
                                              -----------   -----------
      Total operating expenses                      2,103         2,538
                                              -----------   -----------
INCOME FROM OPERATIONS                              1,174           683
                                              -----------   -----------
OTHER (INCOME) EXPENSE:
   Interest expense                                   814           906
   Other income - net                                --              (2)
                                              -----------   -----------
      Other expense - net                             814           904
                                              -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                     360          (221)
INCOME TAX PROVISION (BENEFIT)                        158           (44)
                                              -----------   -----------
NET INCOME (LOSS)                             $       202   $      (177)
                                              ===========   ===========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
    Net Income (Loss)                         $      0.04   $     (0.04)
                                              ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
   (basic and diluted)                          5,041,544     5,041,544
                                              ===========   ===========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                Three Months Ended
                                                                  September 30,
                                                                  -------------
                                                                1999          1998
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $    202    $   (177)
   Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
      Depreciation and amortization                                 600         742
      Gain on sale of property, plant and equipment                  --          (1)
      Changes in operating assets and liabilities:
           Accounts receivable - net                                 83        (122)
           Inventories                                              (19)       (447)
           Prepaid expenses and other assets                       (142)       (110)
           Accounts payable                                         497      (2,292)
           Income taxes payable                                     157         (91)
           Accrued expenses and other liabilities                  (399)        (78)
                                                                =======     =======
      Net Cash Flows from Operating Activities                      979      (2,576)
                                                                =======     =======

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment              623           1
   Changes in restricted funds                                       --        (229)
   Purchases of property, plant and equipment                      (135)       (290)
                                                                =======     =======
      Net Cash Flows from Investing Activities                      488        (518)
                                                                =======     =======

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving credit facility       (324)      3,799
   Net principal repayments of long-term debt                    (1,188)    (30,523)
   Proceeds from issuance of long-term debt                          --      30,830
   Refinancing costs                                                 --        (830)
   Net activity under capital leases                                 (9)          6
                                                                -------     -------

from Financing Activities                                        (1,521)      3,282
                                                                =======     =======

NET (DECREASE) INCREASE IN CASH                                     (54)        188

CASH AT BEGINNING OF PERIOD                                         198         114
                                                                =======     =======
CASH AT END OF PERIOD                                          $    144    $    302
                                                                =======     =======


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended July 3, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                              September 30,          July 3,
                                                  1999               1999
                                            -------------       --------------
              Finished goods                $       5,443       $        5,060
              Work in process                         937                  913
              Raw materials                         1,149                1,699
              Manufacturing supplies                  517                  355
                                            -------------       --------------
                                            $       8,046       $        8,027
                                            =============       ==============

C.       SALE OF GB LABELS

         In connection with the Company's strategic plan, the Company sold the operating assets of its GB Labels, Inc. ("GB Labels") subsidiary, effective August 30, 1999. The Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write-down the carrying amount of GB Labels' fixed assets sold to fair value less cost to sell. No gain or loss was recorded on the sale in fiscal 2000.

D.       RECLASSIFICATION

         Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the fiscal 2000 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECENT EVENTS

         In connection with the Company's strategic plan to refocus on its core capabilities in folding cartons, the Company sold the operating assets of GB Labels to JIT Manufacturing, Inc., effective August 30, 1999. The Company also announced the signing of an agreement to sell the remaining business of its Niemand Industries, Inc. ("Niemand") division to TEKPAK, Inc. ("TEKPAK"), a company formed by Niemand's president. The consummation of the sale is subject to TEKPAK obtaining financing for the transaction. The closing is expected before December 31, 1999. The completed sale of the container portion of Niemand is discussed below, in Results of Operations.


         RESULTS OF OPERATIONS

         Three Months Ended September 30, 1999 Compared to
         Three Months Ended September 30, 1998
         -------------------------------------------------

         In the first quarter of fiscal 2000, the Company had net sales of $17.6 million compared with $20.2 million in the corresponding period of fiscal 1999, a decrease of $2.6 million or 12.9%. The sale of the operating assets of GB Labels in August 1999 and the container portion of the Company's Niemand subsidiary in June 1999 accounted for $2.1 million of the decrease. Sales of folding cartons declined slightly, as the Company's Standard Packaging & Printing Corp. ("Standard Packaging") subsidiary experienced some reduced business, primarily as a result of product changes made by existing customers.

         Cost of goods sold decreased $2.7 million or 15.7% to $14.3 million in the first quarter of fiscal 2000 compared to $17.0 million in the first quarter of fiscal 1999. Expressed as a percentage of net sales, cost of goods sold decreased in the first quarter of fiscal 2000 to 81.3% compared to 84.0% in the corresponding period of fiscal 1999. As a result of the Company's continuing cost control efforts, cost of goods sold in actual dollars and as a percentage of net sales continues to decline at each division. The product mix of the remaining portion of Niemand's business is more advantageous, resulting in higher margins. Standard Packaging continues to benefit from reductions in raw material costs as a result of renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. Labor costs in general also decreased as productivity improved and overtime was reduced, most notably at Standard Packaging. In addition, depreciation expense has been reduced at the Company's subsidiary RidgePak Corporation (dba "Flashfold Carton"), as a result of the long-lived asset impairment write-down at the end of the third quarter of fiscal 1999. These cost improvements were partially offset by certain cost increases. Flashfold Carton suffered lower margins due to product mix. Repair and maintenance costs at Standard Packaging increased as a result of the overall timing of necessary equipment repairs.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Selling expenses decreased $0.1 million or 12.9% to $0.8 million in the first quarter of fiscal 2000 from $0.9 million in the corresponding period of fiscal 1999. Expressed as a percentage of net sales, selling expense remained level at 4.4%. Selling expenses decreased primarily as a result of reorganizing the Company's sales force and internalizing previously out-sourced functions within its marketing programs.

         General and administrative expenses decreased $0.3 million or 16.5% to $1.3 million in the first quarter of fiscal 2000 from $1.5 million in the corresponding period of fiscal 1999. General and administrative expenses expressed as a percentage of net sales decreased slightly to 7.4% in the first quarter of fiscal 2000, compared with 7.7% in the corresponding fiscal 1999 period. The Company continues to realize the cost savings benefits of the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999.

         In connection with the Company's strategic plan, the Company sold the operating assets of GB Labels, effective August 30, 1999. The Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write-down the carrying amount of GB Labels' fixed assets sold to fair value less cost to sell. No gain or loss was recorded on the sale in fiscal 2000.

         Total interest expense decreased $0.1 million or 10.2% to $0.8 million in the first quarter of fiscal 2000 from $0.9 million in the corresponding period of fiscal 1999. The decrease is the result of lower average borrowings.

         The income tax provision as a percentage of pre-tax income for the three months ended September 30, 1999 was 43.9%, which differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. The equivalent tax rate was an income tax benefit of 19.9% for the corresponding period in the prior year.

         FINANCIAL CONDITION

         The Company's credit facility with First Source Financial LLP (First Source) provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit (Revolver). As amended on September 29, 1999, the remaining balance of the term loan is due in quarterly installments of $625,000 through October 1999, monthly installments of $208,333 through July 2000 and $229,167 through April 2003, with the balance of $11,328,935 due on July 31, 2003.

         The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

         As of September 30, 1999, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at September 30, 1999 amounted to $222,000 and relate to workman's compensation insurance policies.

         The First Source credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage. As of September 30, 1999, the Company was in compliance with all financial covenants.

         The Revolver currently bears interest at First Source's prime rate plus 1.25%, while the term loan currently bears interest at First Source's prime rate plus 1.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. First Sources prime rate was 8.25% at September 30, 1999.

         At September 30, 1999, the Company had working capital of $2.9 million, as compared to $3.4 million at July 3, 1999. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the three months ended September 30, 1999 were $1.0 million compared with funds used of $2.6 million in the corresponding period in fiscal 1999. The cash outflow from operations in the first quarter of fiscal 1999 was largely due to the significant amount of payables paid during that time period, as a result of the refinancing. The decrease in working capital is primarily the result of the increase in income taxes payable and the current portion of long-term debt. The Company had available to it unused borrowing capacity of $1.7 million as of September 30, 1999.

         During the three months ended September 30, 1999, capital expenditures totaled $0.1 million compared with $0.3 million in the corresponding period in fiscal 1999, and consisted primarily of additions to machinery and equipment and capital improvements. The Company makes capital improvements to improve efficiency and product quality and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         The Company's current strategy is to leverage the success of the Company's Great Plains division to improve the performance of the Company's other folding carton divisions. The Company has identified and is pursuing opportunities for profit enhancement at Standard Packaging and will continue to strive to identify such opportunities at Flashfold Carton. As part of the strategy of focusing on folding cartons, the Company sold the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999. The Company anticipates completing the divestiture of Niemand in the second quarter of fiscal 2000.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

         YEAR 2000

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

         Year 2000 Costs: Niemand Industries is currently upgrading all of its manufacturing and financial software and hardware systems to be Year 2000 Compliant. The upgrades will be completed by the end of November 1999. Budgeted costs for these upgrades were set at $90,000, and currently Niemand anticipates that it will stay within budget. All other costs incurred as a result of ensuring Year 2000 compliance, to date, have been expensed or capitalized as software purchases in the normal course of operations of the Company. Any remaining costs for the Year 2000 project will be reflected as general and administrative costs incurred in the normal course of operations, due to the Company's internal IS department managing the project.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         In addition to reviewing its internal systems, the Company has contacted all of its significant vendors and customers to verify their Year 2000 compliance. The Company currently has many suppliers, and believes this will help mitigate any adverse impact. Although all outside company responses have indicated Year 2000 compliance, there can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial condition and results of operations.

         Contingency Plans: Although the Company expects its internal systems to be Year 2000 compliant as described above, contingency plans are being prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks and potential risks in the supply chain of the Company's suppliers. These plans will also address the potential risks of power outages, communication interruptions and transportation delays. The Company expects to complete its contingency plan during the calendar year.

         FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the introduction of competing products by other firms; (5) pressure on prices from competition or purchasers of the Company's products; (6) continued stability in other raw material prices, including oil-based resin and plastic film; (7) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 2000; (8) whether or not management will be successful in sufficiently improving sales and profitability at Flashfold Carton and Standard Packaging; (9) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; (11) whether TEKPAK will be successful in obtaining adequate financing to purchase the remaining business of Niemand; (12) if the TEKPAK transaction is not completed successfully, whether the Company will be able to sell the remaining business of Niemand on terms that are satisfactory to the Company; (13) whether Anthem will file a counterclaim against the Company and (14) whether the Company will be adversely affected by its inability or the inability of other companies whose systems interact with the Company to be fully Year 2000 compliant in a timely manner. Investors and potential investors are cautioned not

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K and must be considered by any investor or potential investor in the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at September 30, 1999 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the three months ended September 30, 1999.

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

         In May 1998, two lawsuits, captioned Monroe B. Moorefield et al v. Bernard H. Oakley, Sr., et al, File Number 98CVS 990-; and Harold L. Fogleman et al v. Bernard H. Oakley, Sr., et al, File Number 98 CVS 989, were filed in Alamance County, State of North Carolina, alleging property damage and personal injury arising from the groundwater contamination at GB Labels. The Company and GB Labels, among others, were also named as defendants in the lawsuits. The plaintiffs are all property owners, or their family members, residing near the GB Labels facility. In September 1999, the Fogleman plaintiffs entered into a settlement agreement with the Company and dismissed their entire complaint with prejudice. In October 1999, the Moorefield plaintiffs entered into a settlement agreement with the Company and dismissed their entire complaint with prejudice.

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), Case No. 3:99DV00785, in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. While the Company initiated this action, it anticipates that Anthem will file a counterclaim for unpaid premiums. The amount of the anticipated counterclaim is presently unknown, and there can be no assurances that the outcome of a potential counterclaim would not have an adverse impact on the Company. The case is scheduled for a settlement mediation in December 1999.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended September 30, 1999.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

      10.50 Sixth Amendment to Secured Credit Agreement, dated October 26, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

      27.1    Financial Data Schedule.


      (b) Reports on Form 8-K:

              None


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIBRALTAR PACKAGING GROUP, INC.



      Date:   November 12, 1999        By: /s/John W. Lloyd
              -----------------           -------------------------------
                                          John W. Lloyd, Chief Financial
                                                 Officer

                                          Signing on behalf of the
                                          registrant and as principal
                                          financial officer