Form 10-Q
period 1999-12-31
GIBRALTAR PACKAGING GROUP INC
filed 2000-02-11
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     December 31, 1999
                                    -----------------


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

         As of December 31, 1999, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                   Page Number
                                                                   -----------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets                                    1
            As of December 31, 1999 and July 3, 1999

          Consolidated Statements of Operations for the                  2
            Three Months Ended December 31, 1999 and 1998
             Six Months Ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows for the                  3
            Six Months Ended December 31, 1999 and 1998

          Notes to Consolidated Financial Statements                     4

Item 2.   Management's Discussion and Analysis of Financial              5
            Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                              11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 6.   Exhibits and Reports on Form 8-K                               12

          Signature                                                      12

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                       December 31,    July 3,
                                                           1999         1999
                                                        ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash                                                  $    109    $    198
  Accounts receivable (NET OF ALLOWANCE FOR
   DOUBTFUL ACCOUNTS OF $186 AND $194, RESPECTIVELY)       6,444       7,287
  Inventories                                              7,591       8,027
  Deferred income taxes                                      972         972
  Prepaid and other current assets
                                                             431         350
                                                        --------    --------
      Total current assets                                15,547      16,834
PROPERTY, PLANT AND EQUIPMENT - NET                       19,743      21,182
EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED (NET OF ACCUMULATED
  AMORTIZATION OF $1,875 AND $1,794,RESPECTIVELY)          4,463       4,543
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION
  OF $229 AND $191, RESPECTIVELY)                            755         779
                                                        --------    --------
TOTAL                                                   $ 40,508    $ 43,338
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks not yet presented                              $    361    $    976
  Current portion of long-term debt                        2,641       2,891
  Accounts payable                                         6,889       6,502
  Accrued expenses                                         2,035       3,001
  Income taxes payable                                       107         107
                                                        --------    --------
      Total current liabilities                           12,033      13,477
LONG-TERM DEBT - Net of current portion                   25,881      27,943
DEFERRED INCOME TAXES                                      1,167         834
OTHER LONG-TERM LIABILITIES                                  558         638
                                                        --------    --------
      Total liabilities                                   39,639      42,892
                                                        --------    --------
STOCKHOLDERS' EQUITY:
 Preferred  stock, $.01 par value; 1,000,000 shares
  authorized; none issued                                   --          --
 Common  stock, $ .01 par value; 10,000,000 shares
  authorized; 5,041,544 issued and outstanding                50          50
 Additional paid-in capital                               28,162      28,162
 Retained deficit                                        (27,343)    (27,766)
                                                        --------    --------
      Total stockholders' equity                             869         446
                                                        --------    --------
TOTAL                                                   $ 40,508    $ 43,338
                                                        ========    ========


   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                     Three Months Ended            Six Months Ended
                                                         December 31,                December 31,
                                                         ------------                ------------
                                                    1999            1998         1999           1998
                                                    ----            ----         ----           ----
NET SALES                                     $    16,678    $    18,980    $    34,251    $    39,165
COST OF GOODS SOLD                                 13,600         16,022         27,896         32,986
                                              -----------    -----------    -----------    -----------

GROSS PROFIT                                        3,078          2,958          6,355          6,179
                                              -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Selling                                            712            856          1,485          1,743
   General and administrative                       1,170          1,284          2,464          2,833
   Amortization of excess of purchase price
     over net assets acquired                          45            104             81            206
   Restructuring charges                             --              235           --              235
                                              -----------    -----------    -----------    -----------

      Total operating expenses                      1,927          2,479          4,030          5,017
                                              -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                              1,151            479          2,325          1,162
OTHER EXPENSE (INCOME):
     Interest expense                                 766            799          1,580          1,705
     Other income - net                               (14)            (5)           (14)            (7)
                                              -----------    -----------    -----------    -----------

     Other expense - net                              752            794          1,566          1,698
                                              -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                     399           (315)           759           (536)
INCOME TAX PROVISION (BENEFIT)                        178            (78)           336           (122)
                                              -----------    -----------    -----------    -----------

NET INCOME (LOSS)                             $       221    $      (237)   $       423    $      (414)
                                              ===========    ===========    ===========    ===========

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
     Net Income (Loss)                        $      0.04    $     (0.05)        $0.08$          (0.08)
                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   (basic and diluted)                          5,041,544      5,041,544      5,041,544      5,041,544
                                              ===========    ===========    ===========    ===========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                  Six Months Ended
                                                                     December 31,
                                                                     ------------
                                                                   1999        1998
                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $    423    $   (414)
   Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
      Depreciation and amortization                               1,225       1,493
      Gain on sale of property, plant and equipment                 (24)         (1)
      Write-down of long-lived assets                                --          61
      Changes in operating assets and liabilities:
           Accounts receivable - net                                843         670
           Inventories                                              436        (994)
           Prepaid expenses and other assets                       (175)        (85)
           Accounts payable                                        (228)     (1,511)
           Income taxes payable                                     333        (396)
           Accrued expenses and other liabilities                (1,046)       (360)
                                                               --------    --------

      Net Cash Flows from Operating Activities                    1,787      (1,537)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment              652           4
   Changes in restricted funds                                       --        (229)
   Purchases of property, plant and equipment                      (216)       (532)
                                                               --------    --------

      Net Cash Flows from Investing Activities                      436        (757)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving credit facility        (39)      3,513
Net principal repayments of long-term debt                       (2,259)    (31,085)
Proceeds from issuance of long-term debt                             --      30,830
         Refinancing costs                                           --        (830)
         Net activity under capital leases                          (14)         19
                                                               --------    --------

         Net Cash Flows from Financing Activities                (2,312)      2,447
                                                               --------    --------

NET (DECREASE) INCREASE IN CASH                                     (89)        153
CASH AT BEGINNING OF PERIOD                                         198         114
                                                               --------    --------

CASH AT END OF PERIOD                                          $    109    $    267
                                                               ========    ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999, and the results of its operations and cash flows for the periods presented herein. Results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended July 3, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                            December 31,            July 3,
                                                1999                1999
                                          -------------        --------------
              Finished goods              $       4,933        $        5,060
              Work in process                     1,018                   913
              Raw materials                       1,057                 1,699
              Manufacturing supplies                583                   355
                                          -------------        --------------
                                          $       7,591        $        8,027
                                          =============        ==============

C.       SALE OF GB LABELS AND NIEMAND

         In connection with the Company's strategic plan, the Company sold the operating assets of two of its subsidiaries, GB Labels, Inc. ("GB Labels") and Niemand Industries, Inc. ("Niemand"). The sale of the operating assets of GB Labels was effective August 30, 1999. The Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write-down the carrying amount of GB Labels' fixed assets sold to fair value less cost to sell. No gain or loss was recorded on the sale in fiscal 2000.

         The sale of the container business of Niemand was finalized in the fourth quarter of fiscal 1999. Effective February 1, 2000, the Company completed the sale of the remaining operating assets of Niemand. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-cash charge of $14.1 million to write-down the carrying amount of goodwill and fixed assets of Niemand to estimated fair value less cost to sell. No material gain or loss was recorded on either sale.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECENT EVENTS

         In connection with the Company's strategic plan to refocus on its core capabilities in folding cartons, the Company finalized the sale of the remaining operating assets of Niemand, effective February 1, 2000, to TEKPAK, Inc., a company formed by Niemand's former president.

         RESULTS OF OPERATIONS

         Three Months Ended December 31, 1999 Compared to
         Three Months Ended December 31, 1998
         ------------------------------------

         In the second quarter of fiscal 2000, the Company had net sales of $16.7 million compared with $19.0 million in the corresponding period of fiscal 1999, a decrease of $2.3 million or 12.1%. The sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999 accounted for $2.0 million of the decrease. Sales also declined slightly at Great Plains, primarily due to changes in the customer and product mix.

         Cost of goods sold decreased $2.4 million or 15.1% to $13.6 million in the second quarter of fiscal 2000 compared to $16.0 million in the second quarter of fiscal 1999. Expressed as a percentage of net sales, cost of goods sold decreased in the second quarter of fiscal 2000 to 81.5% compared to 84.4% in the corresponding period of fiscal 1999. As a result of the Company's continuing cost control efforts, cost of goods sold in actual dollars and as a percentage of net sales continues to decline for the folding carton divisions. The sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999 accounted for $1.9 million of the decrease. Labor costs in general also decreased as productivity improved (as measured by throughput per employee) and overtime was reduced, most notably at two of the Company's subsidiaries; RidgePak Corporation (dba "Flashfold Carton") and Standard Packaging & Printing Corp. ("Standard Packaging"). In addition, depreciation expense has been reduced at Flashfold Carton, as a result of the long-lived asset impairment write-down at the end of the third quarter of fiscal 1999.

         Selling expenses decreased $0.2 million or 16.8% to $0.7 million in the second quarter of fiscal 2000 from $0.9 million in the corresponding period of fiscal 1999. Expressed as a percentage of net sales, selling expenses decreased slightly to 4.3% in the second quarter of fiscal 2000, compared with 4.5% in the corresponding period of fiscal 1999. Selling expenses decreased primarily as a result of reorganizing the Company's sales force and internalizing previously out-sourced functions within its marketing programs. An additional $0.1 million in reductions came from the sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         General and administrative expenses decreased $0.1 million or 8.9% to $1.2 million in the second quarter of fiscal 2000 from $1.3 million in the corresponding period of fiscal 1999. The decrease is primarily the result of the sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999. Expressed as a percentage of net sales, general and administrative expenses increased slightly to 7.0% in the second quarter of fiscal 2000, compared with 6.8% in the corresponding period of fiscal 1999.

         In connection with the Company's strategic plan, the Company sold the operating assets of GB Labels, effective August 30, 1999. The Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write-down the carrying amount of GB Labels' fixed assets sold to fair value less cost to sell. No gain or loss was recorded on the sale in fiscal 2000.

         Total interest expense remained relatively constant at $0.8 million in the second quarter of fiscal 2000 compared to the corresponding period of fiscal 1999. This is the result of a blend of $5.0 million in lower average borrowings coupled with slightly higher average interest rates of 1.2%.

         The income tax provision as a percentage of pre-tax income for the three months ended December 31, 1999 is 44.6%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired. The equivalent tax rate was an income tax benefit of 24.8% for the corresponding period in the prior year.

         Six Months Ended December 31, 1999 Compared to
         Six Months Ended December 31, 1998
         ----------------------------------

         In the first six months of fiscal 2000, the Company had net sales of $34.3 million compared with $39.2 million in the corresponding period of fiscal 1999, a decrease of $4.9 million or 12.5%. The sale of the operating assets of GB Labels in August 1999 and the container portion of the Company's Niemand subsidiary in June 1999 accounted for $4.0 million of the decrease. Sales of folding cartons declined slightly, primarily due to changes in the customer and product mix, as well as, product changes made by existing customers.

         Cost of goods sold decreased $5.1 million or 15.4% to $27.9 million in the first six months of fiscal 2000 compared to $33.0 million in the first six months of fiscal 1999. Expressed as a percentage of net sales, cost of goods sold decreased in the first six months of fiscal 2000 to 81.4% compared to 84.2% in the corresponding period of fiscal 1999. As a result of the Company's continuing cost control efforts, cost of goods sold in actual dollars and as a percentage of net sales continues to decline for the folding carton divisions. The sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999 accounted for $3.8 million of the decrease. Standard Packaging continues to benefit from renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. Labor costs in general also decreased as productivity improved (as measured by throughput per employee) and overtime was reduced, most notably at Flashfold Carton and Standard Packaging. In addition, depreciation expense has been reduced at Flashfold Carton, as a result of the long-lived asset impairment write-down at the end of the third quarter of fiscal 1999. These cost improvements were partially offset by certain cost increases. The folding carton divisions incurred a slight increase in raw material prices. Standard Packaging incurred higher overhead costs due to higher than anticipated costs for

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         payment of run-out claims relating to its previous medical plan and previous years' workers compensation claims, and increased repair and maintenance costs as a result of the overall timing of necessary equipment repairs.

         Selling expenses decreased $0.2 million or 14.8% to $1.5 million in the first six months of fiscal 2000 from $1.7 million in the corresponding period of fiscal 1999. Expressed as a percentage of net sales, selling expenses decreased slightly to 4.3% in the first six months of fiscal 2000, compared with 4.5% in the corresponding period of fiscal 1999. Selling expenses decreased primarily as a result of reorganizing the Company's sales force and internalizing previously out-sourced functions within its marketing programs. An additional $0.1 million in reductions came from the sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999.

         General and administrative expenses decreased $0.3 million or 13.0% to $2.5 million in the first six months of fiscal 2000 from $2.8 million in the corresponding period of fiscal 1999. Expressed as a percentage of net sales, general and administrative expenses remained level at 7.2%. General and administrative expenses decreased primarily as a result of the relocation of the corporate headquarters in the second quarter of fiscal 1999 and the continued cost reduction efforts of Flashfold Carton. An additional $0.1 million in reductions came from the sale of the operating assets of GB Labels in August 1999 and the container portion of Niemand in June 1999.

         Effective August 30, 1999, as discussed in the three-month analysis, the Company sold the operating assets of GB Labels.

         Total interest expense decreased $0.1 million or 7.3% to $1.6 million in the first six months of fiscal 2000 from $1.7 million in the corresponding period of fiscal 1999. The decrease is primarily the result of $2.9 million in lower average borrowings.

         The income tax provision as a percentage of pre-tax income for the six months ended December 31, 1999 was 44.3%, which differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. The equivalent tax rate was an income tax benefit of 22.8% for the corresponding period in the prior year.

         FINANCIAL CONDITION

         The Company's credit facility with First Source Financial LLP ("First Source") provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit ("Revolver"). As amended on September 29, 1999, the remaining balance of the term loan is due in monthly installments of $208,333 through July 2000 and $229,167 through April 2003, with the balance of $11,299,435 due on July 31, 2003.

         The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $15 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver, plus the aggregated amount of letter of credit guarantees then extended, exceed loan availability.

         As of December 31, 1999, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at December 31, 1999 amounted to $222,000 and relate to workman's compensation insurance policies.

         The First Source credit facility contains certain restrictive covenants including financial covenants related to Net Worth, Minimum Interest Coverage Ratio, Capital Expenditures, Debt Ratio and Fixed Charge Coverage. As of December 31, 1999, the Company was in compliance with all financial covenants.

         The Revolver currently bears interest at First Source's prime rate plus 1.25%, while the term loan currently bears interest at First Source's prime rate plus 1.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. First Source's prime rate was 8.50% at December 31, 1999.

         At December 31, 1999, the Company had working capital of $3.5 million, as compared to $3.4 million at July 3, 1999. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the six months ended December 31, 1999 were $1.8 million compared with funds used of $1.5 million in the corresponding period in fiscal 1999. The cash outflow from operations in the six months ended December 31, 1998 was largely due to the significant amount of payables paid during that time period, as a result of the refinancing. The Company had available to it unused borrowing capacity of $0.7 million as of December 31, 1999.

         During the six months ended December 31, 1999, capital expenditures totaled $0.2 million compared with $0.5 million in the corresponding period in fiscal 1999, and consisted primarily of additions to machinery and equipment and capital improvements. The Company makes capital improvements to improve efficiency and product quality and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to continue to leverage the success of the Company's Great Plains division to improve the performance of the Company's other folding carton divisions. The Company has identified and is pursuing opportunities for profit enhancement at both Standard Packaging and Flashfold Carton. As part of the strategy of focusing on folding cartons, the Company has sold the operating assets of two of its subsidiaries, GB Labels and Niemand. GB Labels was sold in August 1999, while Niemand was divested in two stages; the container portion in June 1999 and the remainder in February 2000.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

         YEAR 2000

         The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent these systems from accurately processing dates ending in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

         The Company has successfully made the transition to the year 2000 subsequent to the second fiscal quarter ended December 31, 1999, and it appears that the Company's major IT and non-IT systems are compliant with the Year 2000 requirements. The Company has experienced no adverse consequences as a result of third parties or external factors being non-compliant. Pursuant to the Company's Year 2000 contingency plan, it will continue to monitor the status of all its systems over the year for any potential delayed or suppressed Year 2000 problems.

         The Company's Niemand division incurred costs totaling approximately $90,000 in upgrading all of its manufacturing and financial software and hardware systems to be Year 2000 compliant. All other costs incurred as a result of ensuring Year 2000 compliance were expensed or capitalized as software purchases in the normal course of operations of the Company. Any additional costs for the Year 2000 project were reflected as general and administrative costs incurred in the normal course of operations, due to the Company's internal IT department managing the project.


         FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the increasing trends of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the introduction of competing products by other firms; (5) pressure on prices from competition or purchasers of the Company's products; (6) continued stability in other raw material prices, including oil-based resin and plastic film; (7) whether the Company will be able to pass on to its customers price increases for paper and paperboard products in fiscal 2000; (8) whether or not management will be successful in sufficiently improving sales and profitability at Flashfold Carton and Standard Packaging; (9) the impact of government regulation on the Company's manufacturing, including whether or not

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future and (11) the outcome of the Company's lawsuit against Anthem Health Plans. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K and must be considered by any investor or potential investor in the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at December 31, 1999 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.2 million impact on interest expense for the six months ended December 31, 1999.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), Case No. 3:99DV00785, in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. While the Company initiated this action, it anticipates that Anthem will file a counterclaim for unpaid premiums. The amount of the anticipated counterclaim is presently unknown, and there can be no assurances that the outcome of a potential counterclaim would not have an adverse impact on the Company. In December 1999, the parties participated in a settlement mediation at which it was determined that additional information should be gathered through depositions. A second settlement mediation will be scheduled before the end of the fourth quarter of fiscal year 2000.

         From time to time, the Company is a party to certain other lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders' on November 10, 1999, a total of 4,560,930 shares, or 90.47%, of outstanding shares were represented and entitled to vote.

         The following members were elected to the Board of Directors:

                                               FOR           WITHHOLD

         David G. Chandler                  4,301,786         259,144
         John W. Lloyd                      4,392,177         168,753
         Walter E. Rose                     4,292,215         268,715
         Robert G. Shaw                     4,392,177         168,753
         John D. Strautnieks                4,301,786         259,144

         The following proposal was approved:

                  Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 2000 fiscal year.

              Affirmative Votes:    4,558,516
              Negative Votes:           1,800
              Abstentions:                614

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         10.51 Seventh Amendment to Secured Credit Agreement, dated November 19, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

         10.52 Further Agreement Concerning Employment, dated January 23, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd.

         10.53 Asset Purchase Agreement, dated November 3, 1999, among TEKPAK, Inc., Niemand Industries, Inc. and Gibraltar Packaging Group, Inc.

         27.1     Financial Data Schedule


     (b) Reports on Form 8-K:

                  None


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GIBRALTAR PACKAGING GROUP, INC.



         Date:   February 11, 2000    By:  /s/  John W. Lloyd
                -------------------      ------------------------------
                                         John W. Lloyd, Chief Financial Officer

                                         Signing on behalf of the registrant and
                                         as principal financial officer