Form 10-Q
period 2000-03-31
GIBRALTAR PACKAGING GROUP INC
filed 2000-05-15
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     March  31, 2000
                                    ---------------


Commission File Number:    00-19800
                           --------


                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                            47-0496290
             (State of incorporation)                 (I.R.S. Employer
                                                   Identification Number)
               2000 SUMMIT AVENUE
               HASTINGS, NEBRASKA                       68901-2148
   (Address of principal executive offices)             (Zip Code)


                                 (402) 463-1366
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of March 31, 2000, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        Page Number
                                                                                                        -----------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets                                                                         1
                As of March 31, 2000 and July 3, 1999

              Consolidated Statements of Operations for the                                                       2
                Three Months Ended March 31, 2000 and 1999
                 Nine Months Ended March 31, 2000 and 1999

              Consolidated Statements of Cash Flows for the                                                       3
                Nine Months Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements                                                          4

Item 2.       Management's Discussion and Analysis of Financial                                                   5
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                         10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                  11

Item 4.       Submission of Matters to a Vote of Security Holders                                                11

Item 6.       Exhibits and Reports on Form 8-K                                                                   11

              Signature                                                                                          12

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                             March 31,                   July 3,
                                                                               2000                       1999
                                                                          --------------               -----------
ASSETS
CURRENT ASSETS:
Cash                                                                      $        88                  $    198
Accounts receivable (NET OF ALLOWANCE FOR
   DOUBTFUL ACCOUNTS OF $185 AND $194, RESPECTIVELY)                            7,193                     7,287
Inventories                                                                     7,071                     8,027
Deferred income taxes                                                             972                       972
Prepaid and other current assets                                                  450                       350
                                                                          -----------                   -------
      Total current assets                                                     15,774                    16,834
PROPERTY, PLANT AND EQUIPMENT - NET                                            18,474                    21,182
EXCESS OF PURCHASE PRICE OVER NET
   ASSETS ACQUIRED (NET OF ACCUMULATED
   AMORTIZATION OF $1,917 AND $1,794,
   RESPECTIVELY)                                                                4,421                     4,543
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION
   OF $268 AND $191, RESPECTIVELY)                                                708                       779
                                                                         ------------                  --------
TOTAL                                                                    $     39,377                  $ 43,338
                                                                         ============                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks not yet presented                                                 $        899                  $    976
Current portion of long-term debt                                               2,690                     2,891
Accounts payable                                                                6,475                     6,502
Accrued expenses                                                                2,761                     3,001
Income taxes payable                                                              107                       107
                                                                         ------------                  --------
      Total current liabilities                                                12,932                    13,477
LONG-TERM DEBT - Net of current portion                                        23,345                    27,943
DEFERRED INCOME TAXES                                                           1,382                       834
OTHER LONG-TERM LIABILITIES                                                       539                       638
                                                                         ------------                  --------
      Total liabilities                                                        38,198                    42,892
                                                                         ------------                  --------
STOCKHOLDERS' EQUITY:
  Preferred  stock,  $.01 par value;  1,000,000
    shares authorized; none issued                                                  -                         -
  Common  stock,  $.01  par  value;  10,000,000
    shares authorized; 5,041,544 issued and outstanding                            50                        50
  Additional paid-in capital                                                   28,162                    28,162
  Accumulated deficit                                                         (27,033)                  (27,766)
                                                                         ------------                ----------
      Total stockholders' equity                                                1,179                       446
                                                                         ------------                ----------
TOTAL                                                                    $     39,377                $   43,338
                                                                         ============                ==========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                   Three Months Ended                  Nine Months Ended
                                                                         March 31,                        March 31,
                                                               ----------------------------       ----------------------------
                                                                   2000             1999              2000            1999
                                                               -----------      -----------       -----------      -----------
NET SALES                                                      $    17,414      $   19,015        $    51,665      $    58,180
COST OF GOODS SOLD                                                  14,058          17,098             41,954           50,084
                                                               -----------      ----------        -----------      -----------
GROSS PROFIT                                                         3,356           1,917              9,711            8,096
                                                               -----------      ----------        -----------      -----------
OPERATING EXPENSES:

  Selling                                                              744             851              2,229            2,594
  General and administrative                                         1,288           1,344              3,752            4,177
  Amortization of excess of purchase price over
    net assets acquired                                                 42             103                123              309
  Restructuring charges                                                  -               -                  -              235
  Impairment of long-lived assets                                        -          11,861                  -           11,861
                                                               -----------      ----------        -----------      -----------

    Total operating expenses                                         2,074          14,159              6,104           19,176
                                                               -----------      ----------        -----------      -----------
INCOME (LOSS) FROM OPERATIONS                                        1,282         (12,242)             3,607          (11,080)
OTHER EXPENSE (INCOME):
  Interest expense                                                     749             790              2,329            2,495
  Other income - net                                                   (12)             (4)               (26)             (11)
                                                               -----------      ----------        -----------      -----------
  Other expense - net                                                  737             786              2,303            2,484
                                                               -----------      ----------        -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                                      545         (13,028)             1,304          (13,564)
INCOME TAX PROVISION (BENEFIT)                                         235            (394)               571             (516)
                                                               -----------      ----------        -----------      -----------
NET INCOME (LOSS)                                              $       310      $  (12,634)       $       733      $   (13,048)
                                                               ===========      ==========        ===========      ===========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

Net Income (Loss)                                                    $0.06      $    (2.51)       $      0.15      $     (2.59)
                                                               ===========      ==========        ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  (basic and diluted)                                            5,041,544       5,041,544          5,041,544        5,041,544
                                                               ===========      ==========        ===========      ===========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended
                                                                                       March 31
                                                                         ------------------------------------
                                                                              2000                    1999
                                                                         -------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $         733            $   (13,048)
Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
   Impairment write-down of long-lived assets                                        -                 11,861
   Depreciation and amortization                                                 1,823                  2,248
   Gain on sale of property, plant and equipment                                   (25)                    (1)
   Write-down of long-lived assets                                                   -                     61
   Changes in operating assets and liabilities:
       Accounts receivable - net                                                  (650)                 1,152
       Inventories                                                                (192)                   851
       Prepaid expenses and other assets                                          (202)                   (76)
       Accounts payable                                                            554                 (2,202)
       Income taxes payable                                                        548                   (821)
       Accrued expenses and other liabilities                                     (594)                    63
                                                                         -------------            -----------
   Net Cash Flows from Operating Activities                                      1,995                     88
                                                                         -------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                              31                      5
   Proceeds from sale of Niemand and GB Labels                                   2,907                      -
   Purchases of property, plant and equipment                                     (256)                  (987)
                                                                         -------------            -----------
   Net Cash Flows from Investing Activities                                      2,682                   (982)
                                                                         -------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving
    credit facility                                                               (621)                 2,448
   Net principal repayments of long-term debt                                   (4,140)               (31,648)
   Proceeds from issuance of long-term debt                                          -                 30,830
   Refinancing costs                                                                 -                   (823)
   Net activity under capital leases                                               (26)                    55
                                                                         -------------            -----------
Net Cash Flows from Financing Activities                                        (4,787)                   862
                                                                         -------------            -----------
NET DECREASE IN CASH                                                              (110)                   (32)
CASH AT BEGINNING OF PERIOD                                                        198                    114
                                                                         -------------            -----------
CASH AT END OF PERIOD                                                    $          88            $        82
                                                                         =============            ===========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the periods presented herein. Results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended July 3, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                                                             March 31,                   July 3,
                                                                               2000                       1999
                                                                           -------------             --------------
              Finished goods                                               $       4,946             $        5,060
              Work in process                                                        854                        913
              Raw materials                                                          780                      1,699
              Manufacturing supplies                                                 491                        355
                                                                           -------------             --------------
                                                                           $       7,071             $        8,027
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

         Effective February 1, 2000, the Company completed the sale of the remaining operating assets of Niemand. As a part of the transaction, the Company has retained the land and buildings and has leased them to the new owner. The sale of the container business of Niemand was finalized in the fourth quarter of fiscal 1999. In the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-cash charge of $14.1 million to write-down the carrying amount of goodwill and fixed assets of Niemand to estimated fair value less cost to sell. No material gain or loss was recorded on either sale.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECENT EVENTS

         In connection with the Company's strategic plan to refocus on its core capabilities in folding cartons, the Company finalized the sale of the remaining operating assets of Niemand, effective February 1, 2000, to TEKPAK, Inc., a company established by Niemand's former president.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 Compared to
         Three Months Ended  March 31, 1999

         In the third quarter of fiscal 2000, the Company had net sales of $17.4 million compared with $19.0 million in the corresponding period of fiscal 1999, a decrease of $1.6 million or 8.4%. An increase in sales from retained operations of $1.8 million was offset by a reduction in sales of $3.4 million following the sale of the operating assets of GB Labels in August 1999 and Niemand in June 1999 and February 2000.

         Cost of goods sold decreased $3.0 million or 17.8% to $14.1 million in the third quarter of fiscal 2000 compared to $17.1 million in the third quarter of fiscal 1999. The sale of the operating assets of GB Labels and Niemand accounted for $2.9 million of the decrease. Expressed as a percentage of net sales, cost of goods sold decreased in the third quarter of fiscal 2000 to 80.7% compared to 89.9% in the corresponding period of fiscal 1999. As a result of the Company's cost control efforts, cost of goods sold as a percentage of net sales continues to decline for the folding carton divisions. These included a reduction in labor costs as productivity improved (as measured by throughput per employee) and the number of employees was reduced, most notably at RidgePak Corporation (dba "Flashfold Carton") and Standard Packaging & Printing Corp. ("Standard Packaging"). Margins at Flashfold Carton were improved when compared to the prior year as a result of lower depreciation following the impairment of long-lived assets last fiscal year, and as a result of inventory valuation adjustments in the third quarter of fiscal 1999. Improvement in product mix added to the improved margins at Standard Packaging when compared to the prior year. These cost reductions were partially offset by certain cost increases: the folding carton divisions incurred price increases in all grades of paper board, and Standard Packaging experienced higher overhead costs due to higher than anticipated claims related to its self-funded medical plan.

         Selling expenses decreased $0.2 million or 12.6% to $0.7 million in the third quarter of fiscal 2000 from $0.9 million in the corresponding period of fiscal 1999. Expressed as a percentage of net sales, selling expenses decreased slightly to 4.3% in the third quarter of fiscal 2000, compared with 4.5% in the corresponding period of fiscal 1999. Selling expenses decreased primarily as a result of reorganizing the Company's sales force and internalizing previously out-sourced functions within its marketing programs. An additional $0.1 million in reductions came from the sale of the operating assets of GB Labels and Niemand.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         General and administrative expenses remained relatively constant at $1.3 million for the third quarters of both fiscal 2000 and fiscal 1999. Expressed as a percentage of net sales, general and administrative expenses increased slightly to 7.4% in the third quarter of fiscal 2000, compared with 7.1% in the corresponding period of fiscal 1999. General and administrative expenses at the folding carton divisions increased slightly, while the sale of the operating assets of GB Labels and Niemand resulted in a decrease of $0.2 million.

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

         Interest expense decreased $0.1 million or 5.2% to $0.7 million in the third quarter of fiscal 2000 from $0.8 million in the corresponding period of fiscal 1999. This is the result of a blend of $5.4 million in lower average borrowings coupled with slightly higher average interest rates of 1.5%.

         The income tax provision as a percentage of pre-tax income for the three months ended March 31, 2000 is 43.1%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired. The equivalent tax rate for the corresponding period in the prior year was an income tax benefit of 3.0%.

         Nine Months Ended March 31, 2000 Compared to
         Nine Months Ended  March  31, 1999

         In the first nine months of fiscal 2000, the Company had net sales of $51.7 million compared with $58.2 million in the corresponding period of fiscal 1999, a decrease of $6.5 million or 11.2%. An increase in sales from retained operations of $0.9 million was offset by a reduction in sales of $7.4 million following the sale of the operating assets of GB Labels in August 1999 and Niemand in June 1999 and February 2000.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Cost of goods sold decreased $8.1 million or 16.2% to $42.0 million in the first nine months of fiscal 2000 compared to $50.1 million in the first nine months of fiscal 1999. The sale of the operating assets of GB Labels and Niemand accounted for $6.7 million of the decrease. Expressed as a percentage of net sales, cost of goods sold decreased in the first nine months of fiscal 2000 to 81.2% compared to 86.1% in the corresponding period of fiscal 1999. As a result of the Company's cost control efforts, cost of goods sold as a percentage of net sales continues to decline for the folding carton divisions. These included a reduction in labor costs as productivity improved (as measured by throughput per employee) and the number of employees was reduced, most notably at Flashfold Carton and Standard Packaging. Standard Packaging continues to benefit from renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. Improvement in product mix in the third quarter of fiscal 2000 also added to the improved margins at Standard Packaging when compared to the prior year. Margins at Flashfold Carton were improved when compared to the prior year as a result of lower depreciation following the impairment of long-lived assets last fiscal year, and as a result of inventory valuation adjustments in the third quarter of fiscal 1999. These cost reductions were partially offset by certain cost increases: the folding carton divisions incurred price increases in all grades of paperboard, and Standard Packaging realized higher than anticipated self-funded medical plan claims and increased repair and maintenance costs as a result of the overall timing of necessary equipment repairs.

         Selling expenses decreased $0.4 million or 14.1% to $2.2 million in the first nine months of fiscal 2000 from $2.6 million in the corresponding period of fiscal 1999. Expressed as a percentage of net sales, selling expenses decreased slightly to 4.3% in the first nine months of fiscal 2000, compared with 4.5% in the corresponding period of fiscal 1999. Selling expenses decreased primarily as a result of reorganizing the Company's sales force and internalizing previously out-sourced functions within its marketing programs. An additional $0.2 million in reductions came from the sale of the operating assets of GB Labels and Niemand.

         General and administrative expenses decreased $0.4 million or 10.2% to $3.8 million in the first nine months of fiscal 2000 from $4.2 million in the corresponding period of fiscal 1999. General and administrative expenses decreased primarily as a result of the sale of the operating assets of GB Labels and Niemand. Additional cost savings came from the relocation of the corporate headquarters in the second quarter of fiscal 1999, and the continued cost reduction efforts of Flashfold Carton. These reductions were partially offset by increases in payroll costs at Great Plains and Standard Packaging. Expressed as a percentage of net sales, general and administrative expenses increased slightly to 7.3% in the first nine months of fiscal 2000, compared with 7.2% in the corresponding period of fiscal 1999.

         Effective August 30, 1999, as discussed in the three-month analysis, the Company sold the operating assets of GB Labels.

         Effective February 1, 2000, as discussed in the three-month analysis, the Company sold the remaining operating assets of Niemand.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Interest expense decreased $0.2 million or 6.7% to $2.3 million in the first nine months of fiscal 2000 from $2.5 million in the corresponding period of fiscal 1999. This is the result of a blend of $3.7 million in lower average borrowings coupled with slightly higher average interest rates of 0.8%.

         The income tax provision as a percentage of pre-tax income for the nine months ended March 31, 2000 was 43.8%, which differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. The equivalent tax rate for the corresponding period in the prior year was an income tax benefit of 3.8%.

         FINANCIAL CONDITION

         The Company's credit facility with First Source Financial LLP ("First Source") provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit ("Revolver"). As amended on September 29, 1999, the remaining balance of the term loan is due in monthly installments of $208,333 through July 2000 and $229,167 through April 2003, with the balance of $10,043,435 due on July 31, 2003.

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

         As of March 31, 2000, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at March 31, 2000 amounted to $222,000 and relate to prior years' workman's compensation insurance policies.

         The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of March 31, 2000, the Company was in compliance with all financial covenants.

         The Revolver currently bears interest at First Source's prime rate plus 1.25%, while the term loan currently bears interest at First Source's prime rate plus 1.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. First Source's prime rate was 9.0% at March 31, 2000.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         At March 31, 2000, the Company had working capital of $2.8 million, as compared to $3.4 million at July 3, 1999. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the nine months ended March 31, 2000 were $2.0 million compared with $0.1 million in the corresponding period in fiscal 1999. This increase can primarily be attributed to higher profitability during the nine months ended March 31, 2000 when compared to the corresponding period in fiscal 1999. The Company had available to it unused borrowing capacity of $1.8 million as of March 31, 2000.

         During the nine months ended March 31, 2000, capital expenditures totaled $0.3 million compared with $1.0 million in the corresponding period in fiscal 1999, and consisted primarily of additions to machinery and equipment and capital improvements. The Company makes capital improvements to improve efficiency and product quality and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to continue to leverage the success of the Company's Great Plains division to improve the performance of the Company's other folding carton divisions. The Company has identified and is pursuing opportunities for profit enhancement at both Standard Packaging and Flashfold Carton. As part of the strategy of focusing on folding cartons, the Company has sold the operating assets of two of its subsidiaries, GB Labels and Niemand. GB Labels was sold in August 1999, while Niemand was divested in two stages - the container division in June 1999 and the remainder in February 2000.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

         FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the introduction of competing products by other firms; (5) pressure on pricing from competition or purchasers of the Company's products; (6) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (7) continued stability in other raw material prices, including oil-based resin and plastic film; (8) whether or not management will be successful in sufficiently improving sales and profitability at Flashfold Carton and Standard

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Packaging; (9) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future, and (11) whether Anthem Health Plans will file a counterclaim against the Company. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K and must be considered by any investor or potential investor in the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at March 31, 2000 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.2 million impact on interest expense for the nine months ended March 31, 2000.

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

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), Case No. 3:99DV00785, in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. While the Company initiated this action, it anticipates that Anthem will file a counterclaim for unpaid premiums. The amount of the anticipated counterclaim is presently unknown, and there can be no assurances that the outcome of a potential counterclaim would not have an adverse impact on the Company. In December 1999, the parties participated in settlement mediation. It was determined that more information be gathered through depositions, which are ongoing. We anticipate a second settlement mediation will be scheduled before the end of the first quarter of fiscal 2001.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended March 31, 2000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

27.1     Financial Data Schedule.


         (b)   Reports on Form 8-K:

                  None

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GIBRALTAR PACKAGING GROUP, INC.


Date:   May 15, 2000               By: /s/ John W. Lloyd
        ------------                  ------------------------------------------
                                      John W. Lloyd, Chief Financial Officer

                                      Signing on behalf of the registrant and
                                      as principal financial officer