Form 10-K
period 2000-07-01
GIBRALTAR PACKAGING GROUP INC
filed 2000-09-28
CIK 882830

================================================================================

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

                     For the fiscal year ended July 1, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant on September 7, 2000 was $3,115,872 (based upon the September 7, 2000 closing sale price of the common stock as reported on the NASDAQ Over-The-Counter Bulletin Board).

         The number of shares of common stock of the registrant outstanding as of September 7, 2000 was 5,041,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2000, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

================================================================================

                                Table of Contents

                                     PART I
                                                                            Page

Item 1     Business...........................................................1

Item 2.    Properties.........................................................7

Item 3.    Legal Proceedings..................................................8

Item 4.    Submission of Matters to a Vote of Security Holders................8



                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters....................................9

Item 6.    Selected Financial Data...........................................10

Item 7.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations....................11

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.........15

Item 8.    Financial Statements and Supplementary Data.......................15

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure............................15

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................16

Item 11.   Executive Compensation............................................16

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management..................................16

Item 13.   Certain Relationships and Related Transactions....................16

                                     PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K................................17

                                     PART I

Item 1. Business
        --------

General

         Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") designs, manufactures, and markets packaging products nationwide, for numerous industries. The Company produces four types of packaging products through the use of three manufacturing facilities. These facilities are: Gibraltar Packaging Group, Inc. (dba "Great Plains Packaging", or "Great Plains") in Hastings, Nebraska; RidgePak Corporation (dba "Flashfold Carton") in Fort Wayne, Indiana; and Standard Packaging & Printing Corp. ("Standard Packaging") in Mount Gilead, North Carolina. Folding cartons is the primary product line for the Company; however, Standard Packaging & Printing also manufactures flexible packaging, and Great Plains Packaging also manufactures laminated cartons and corrugated containers.

         In August 1998, the Company announced its strategy to refocus on its core capabilities of folding cartons and to leverage the success of the Company's Great Plains division to improve the performance of the Company's other folding carton divisions. As a result, the Company initiated a plan to divest its facilities that manufactured non-folding carton related products. This included the sale of two of the Company's subsidiaries: Niemand Industries, Inc. ("Niemand") in Marion, Alabama; and GB Labels, Inc. ("GB Labels"), in Burlington, North Carolina. Niemand, a manufacturer of tubular paper packaging as well as contract packaging and filling, was sold in two stages. The sale of the operating assets of its container business was finalized in June 1999 and the remaining operating assets were sold in February 2000. The operating assets of GB Labels, a manufacturer of pressure-sensitive labels, were sold in August 1999.

         Through the implementation of this strategy, the Company has improved operations and developed a stronger foundation for future growth. The Company is now better positioned to take advantage of opportunities as they arise. Gibraltar will continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability.

         In fiscal 2000, the Company served approximately 600 customers from five divisions, including partial-year sales from GB Labels and Niemand's contract packaging & filling division. The Company estimates the remaining three divisions serve a customer base of approximately 520.

         The Company markets its products to customers located throughout the United States, with the majority of its sales located within the central, southern and eastern regions of the nation. The Company's sales are derived from a variety of industries including the following markets: food, textiles, office supplies and paper products, pharmaceutical, auto aftermarket parts and hardware, household and industrial products, cosmetics and personal care, and toys. The Company believes its three folding carton facilities are strategically located to enhance its competitive position by providing broad geographic coverage to serve larger, nationwide customers. The Company intends to continue its focus on the folding carton business and increase the sales and profitability of all the packaging products it offers.

         Gibraltar's predecessor was incorporated under the name GPC Co. in Hastings, Nebraska in 1967, and subsequently changed its name to Great Plains Packaging Co. in 1986. In 1991

Great Plains Packaging Co. was reincorporated in Delaware, and its name was changed to Gibraltar Packaging Group, Inc.

         The Company's principal executive offices are located at 2000 Summit Avenue, Hastings, Nebraska 68901, its phone number is 402-463-1366 and its website is www.GibraltarPackagingGroup.com.

         Unless otherwise stated in this Annual Report, references to fiscal 2000, 1999 and 1998 relate to the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively.

         Recent Events

         On September 5, 2000, Mr. John W. Lloyd resigned from his position as Chief Financial Officer of the Company to accept a similar position with another company. Mr. Lloyd will continue to serve on the Company's Board of Directors. Pursuant to this, Mr. Lyle Halstead was appointed Vice President Finance - Operations and Mr. Brett Moller was appointed Vice President Finance - Corporate. Mr. Halstead previously served as Vice President of Finance and Human Resources of the Company's Great Plains Packaging Division. Mr. Moller previously served as the Company's Corporate Controller.

         Manufacturing Products and Processes

       Today, Gibraltar offers four types of packaging products, which are described in the following sections. The Company no longer offers the three product lines which were produced by GB Labels and Niemand due to the sale of these divisions, as mentioned above. Fluctuations in the percent of net sales for each product line can be attributed, in part, to the sale of these divisions.

       Folding Cartons

       The Company designs, manufactures and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both product packaging and retail display of products. Sales of folding cartons represented approximately 73%, 63% and 62% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively.

       The Company believes that recent trends in the folding carton market favor manufacturers that can produce creative graphics to enhance visual presentation, point-of-sale appeal, and product differentiation. Specialty packaging designed to address these needs often includes graphics with high-resolution print, multiple colors, and innovative structural designs. The Company's internal structural design teams have won numerous industry awards, due, in part, to the Company's emphasis on product design. The Company believes that its design resources enhance its competitiveness in the folding carton market, and result in increased profitability.

       Folding cartons are produced at the Company's production facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mount Gilead, North Carolina. After a customer's order is received, paperboard rolls are purchased from outside suppliers and converted into sheets with sheeting equipment, in sizes determined for each order. Customers supply graphic disks, artwork, or film to the Company, and then specialized printing plates are created to use in the printing of paperboard sheets on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded, and glued into individual cartons per the carton specifications, and then packaged for shipment to customers.

       In June 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. This facility renewed their certification in June 1999 for another three-year term. In January 1998, the Company's Fort Wayne, Indiana facility also achieved ISO 9001 certification. The facility in Mount Gilead, North Carolina is currently working toward ISO certification, and has established a target date for completion by the end of fiscal 2001. ISO (International Organization for Standardization) is steadily becoming a worldwide standard for quality management. It requires a company to codify its quality program by defining and documenting its quality system.

       Flexible Poly-Film Packaging

       Flexible packaging sales represented approximately 11% of the Company's net sales for fiscal 2000, and approximately 9% of the Company's net sales for each of fiscal 1999 and 1998.

       The flexible packaging industry has experienced significant historical growth due to advances in plastic technology and the popularity of convenient packaging. Flexible packaging offers light-weight, low-bulk, resource-conserving packaging that also protects perishable products, by creating a barrier against air and moisture. For consumer marketing purposes, flexible packaging combines high-quality, multicolor graphics, with a see-through feature that enables the consumer to see the product within the package, along with the package graphics. Although the Company sells most of its flexible packaging for use in the food, textile, and household products markets, flexible packaging is also used by many other industries including pharmaceutical, medicinal products, and toys.

       Flexible packaging is produced at the Standard Packaging facility in Mount Gilead, North Carolina. The Company purchases its plastic films including polyethylene, polypropylene, and similar materials, from film manufacturers rather than producing its own plastic films. The film is printed at the Company's facilities using multicolor printing presses, which are similar to those used in folding carton manufacture. The printed rolls are then slit into smaller rolls, or shipped in roll form, to customers who then convert it into its final package form (for example, bags, pouches or overwrap). The Company also converts the printed film rolls into bags or pouches, and then ships the final package forms to its customers. The Company has additional capabilities which can be incorporated into poly-film packaging, which include affixing pressure-sensitive labels, attaching hanging display hooks, grommets, zip-lock closures, and tape seals.

       Specialty Laminated Cartons

       At the Hastings, Nebraska facility, the Company manufactures specialty laminated cartons, which it markets to customers throughout the United States, primarily in the automotive aftermarket, hardware, and toy markets. Laminated cartons are used for the retail sale of products and offer customers a number of visual marketing benefits. Specialty laminated carton sales represented approximately 6% of the Company's net sales for fiscal 2000 and 1999, and approximately 5% of the Company's net sales for fiscal 1998.

       During the manufacturing process, laminated sheets, which are composed of a printed paperboard sheet glued onto single face corrugate, are die cut, glued, and folded into cartons per the carton specifications. Laminated packaging offers a structurally stronger package suitable for packaging heavier contents, protecting products during shipping, or meeting other package performance needs, while at the same time providing high-resolution graphics. The Company believes that the resolution of the print and graphics enhances the product's appeal, and that the lamination provides increased product visibility without sacrificing the protection of the product.

       Corrugated Containers

       The Company's Hastings, Nebraska facility also designs and manufactures printed corrugated containers, which it markets to customers located in the mid-western United States. The primary markets for this product line are the automotive aftermarket, marine, and agricultural markets. Corrugated container sales represented approximately 4%, 3% and 4% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively.

       The Company purchases corrugated sheets from outside suppliers, then prints, cuts, creases, folds, and glues the sheets into individual containers per the carton specifications. The Company also manufactures corrugated inserts, which require specialty die-cutting and gluing, and are used to provide additional strength and protection of packaged products. Corrugated containers offer a structurally strong package, suitable for protecting products during shipping, or meeting other packaging performance needs.

       Discontinued Products

       Contract Packaging and Filling

       Contract packaging and filling services were provided by the Niemand facility located in Marion, Alabama. Sales for this product line represented approximately 3%, 6% and 3% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively. In February 2000, in connection with the Company's strategy to refocus on its core business of folding cartons, the Company sold the operating assets of Niemand's contract packaging & filling business, and no longer manufactures these products.

       Tubular, Spiral-Wound Paper Packaging

       The Niemand facility in Marion, Alabama manufactured tubular paper packaging products. Net sales of tubular, spiral-wound packaging represented approximately 2%, 10% and 14% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively. In June 1999, in connection with the Company's strategy to refocus on its core business of folding cartons, the Company finalized the sale of the operating assets of Niemand's tubular, spiral-wound paper packaging business, and no longer manufactures these products.

       Pressure-Sensitive Labels

       The GB Labels facility in Burlington, North Carolina, manufactured pressure-sensitive labels. Net sales for this product line accounted for approximately 1% of the Company's net sales for fiscal 2000 and 3% of the Company's net sales for each of fiscal 1999 and 1998. These labels are backed with adhesive, mounted on paper backing and typically shipped in rolls to customers. Customers use these labels for a variety of applications, including product promotions, packaging modifications, clothing packaging and labeling, as well as other applications. In August 1999, in connection with the Company's strategy to refocus on its core business of folding cartons, the Company sold all of the operating assets of its GB Labels division, and no longer manufactures pressure-sensitive labels.

Competition

       The packaging markets in which the Company competes are highly fragmented and increasingly competitive. The Company competes with numerous small, non-integrated companies that produce one or more packaging products and, to a lesser extent, with divisions or subsidiaries of large integrated packaging producers, as well as in-house packaging operations. The vertically integrated paperboard, oil, and chemical companies that the Company competes with may have multiple lines of business and produce their own raw materials. In general, the integrated companies focus primarily on producing large quantities of basic, commodity packaging and often provide their products to large companies nationwide. The non-integrated manufacturers generally operate only one or two production facilities and emphasize higher-margin, value-added packaging, often with specialized or customized graphics. Unlike the integrated manufacturers, these manufacturers produce smaller orders of packaging with quick turnaround, in many cases also working with the customer in designing the packaging.

       Competition among the non-integrated packaging manufacturers, against which the Company primarily competes, is based on product quality, service, timeliness of delivery, manufacturing capabilities and, to a lesser extent than with commodity packaging, price. The Company believes that its expertise and reputation within the packaging industry for providing timely, personalized service and high-quality packaging enables it to compete effectively with other non-integrated packaging companies.

       The Company has also been impacted by the increasing trends of customers to improve their buying power through vendor consolidation. The Company has been successful in several of these initiatives, however, the Company cannot guarantee success in future vendor consolidation efforts.

       Many of the Company's competitors have greater resources, financial and otherwise, than the Company. In addition, to the extent that packaging methods are developed and successfully marketed as alternatives to the Company's products, the Company may compete with producers of such alternative packaging methods.

Raw Materials

       Raw materials used in the Company's production process include paperboard, inks, flexible films, resin, and adhesives, all of which the Company purchases from more than one supplier. The Company experienced price increases for raw materials through all quarters of fiscal 2000. The Company anticipates these increases to continue through the first and second quarters of fiscal 2001, but at a much slower pace and not inclusive of all materials. Although the Company has been able to pass these increases on to its customers, any future price increases could have an adverse impact on the Company's results of operations if the Company is unable to continue to pass these increases on to its customers.

        The supply of materials such as polyethylene, polypropylene, and other plastic films and resins, used in the manufacture of flexible packaging, is subject to the disruptions generally associated with the petroleum and petroleum product markets. The supply of plastic materials depends upon factors beyond the control of the Company, including, directly or indirectly, changes in the economy, price levels and seasons, the level of domestic oil production, the availability of imports, and the actions of OPEC. In addition, if the supply of oil-based resins or plastic films should tighten in the future, vertically integrated producers may have an advantage over the Company, as such competitors could allocate scarce resin resources to their own flexible packaging units, or transfer them at advantageous prices to their own flexible packaging units.

       Although the Company's supply of raw materials is presently sufficient, a prolonged shortage of raw materials, the resulting higher costs, or diminished availability of such materials could adversely affect its business.

Production Backlog and Inventory Control

       The majority of demand for the Company's products does not fluctuate significantly throughout the fiscal year. However, the Company occasionally experiences a slight increase in production backlog due to the seasonal business of some of its customers. Because the Company produces according to firm purchase orders, as do the majority of manufacturers within the industry, fluctuations in production, shipments, and inventory levels are not significant.

Customers

       The Company derives its sales from a diverse market base. In fiscal 2000, the Company sold its products throughout the United States to over 600 different customers for use in a variety of industries. The table below sets forth the Company's approximate percent of net sales by market for each of the years indicated. Fluctuations in the percentage of net sales for certain industries can be attributed, in part, to the sale of the GB Labels and Niemand Industries divisions.


--------------------------------------------------------------------------------
                                       July 1,      July 3,       June 27,
                                        2000         1999           1998
                                        ----         ----           ----

Food                                     18%          16%            12%
Textile                                  17%          17%            17%
Office supplies and paper products       17%          13%            12%
Pharmaceutical                           15%          14%            15%
Auto aftermarket parts and hardware      14%          13%            14%
Household and industrial                  8%          11%            13%
Cosmetics and personal care               1%           6%             6%
Toy                                       1%           1%             2%
Other                                     9%           9%             9%
                                       -----         ----          -----
Total net sales                         100%         100%           100%
                                        ====         ====           ====
--------------------------------------------------------------------------------

       Sales to the Company's top three customers accounted for approximately 28% of the Company's net sales for fiscal 2000. This compares to approximately 21% and 17% for fiscal 1999 and 1998, respectively. Sales to one customer, Smead Manufacturing, represented approximately 16%, 12%, and 11% of net sales in fiscal 2000, 1999, and 1998, respectively.

       The Company believes that developing long-term relationships with customers is critical to its success in the packaging industry. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from one to three years.

Employees

       As of July 1, 2000, the Company employed approximately 475 full-time employees, 85 salaried and 390 hourly. The Company primarily markets its products and services through 13 employee sales representatives, as well as several commissioned brokers or agents.

       The Graphics Communication Union, No. 19-M, represents approximately 81 hourly employees at the Fort Wayne, Indiana facility. The current three-year union contract remains in effect through November 7, 2002. The Company considers its relationship with its employees and the union to be generally satisfactory. Although there are no difficulties anticipated, the Company is unable to forecast the outcome of future negotiations between the Company and the Graphics Communication Union No 19-M, or the potential impact any dispute could have on the

Company's financial position or results of operations.

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

       Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $432,000 from $475,000 at July 1, 2000 and July 3, 1999, respectively, reflects legal and environmental consulting expenses incurred in fiscal 2000. Incurred expenses as of July 1, 2000 related to remediation totaled $318,000. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


Item 2. Properties
        ----------

       The Company owns offices and manufacturing facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mount Gilead, North Carolina. The Company's facilities consist of a total of more than 425,000 square feet. The Company also leases 71,000 square feet of office, production, and warehouse space in Hastings, Nebraska. Additional warehouse facilities are leased in Fort Wayne, Indiana, and Mebane, North Carolina.

       The Niemand facility, which is owned by the Company and was previously used in a manufacturing capacity, is currently being leased to the company that acquired Niemand's operating assets.

       The Company's facilities and equipment are generally in good operating condition, and the

Company believes are suitable for their respective uses and adequate for current needs.

       The Company maintains business property and other insurance coverage for its facilities and operations, in amounts and for risks generally consistent with industry practice for companies of similar size.


Item 3. Legal Proceedings
        -----------------

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

       On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. While the Company initiated this action, it anticipates that Anthem will file a counterclaim for unpaid premiums. The amount of the anticipated counterclaim is presently unknown, and there can be no assurances that the outcome of a potential counterclaim would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999. It was determined that more information be gathered through depositions, which are ongoing. We anticipate another settlement mediation will be scheduled before the end of 2000.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         No matters were submitted to a vote of the stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended July 1, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

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

                                                   HIGH             LOW

     FISCAL 2000
       Fourth Quarter                           $    1.06        $   0.75
       Third Quarter                                 1.00            0.50
       Second Quarter                                1.00            0.38
       First Quarter                                 1.03            0.69

     FISCAL 1999
       Fourth Quarter                           $    1.19        $   0.44
       Third Quarter                                 1.63            0.56
       Second Quarter                                2.00            0.56
       First Quarter                                 3.13            0.88

       There were approximately 167 shareholders of record of the Company's common stock as of September 7, 2000. The Company believes that the number of beneficial owners of its common stock is greater than 750.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data
        -----------------------

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

                Gibraltar Packaging Group, Inc. and Subsidiaries
                      Selected Consolidated Financial Data
                      (in thousands, except per share data)


                                                                           Years Ended
                                             -------------------------------------------------------------------------
                                               July 1,         July 3,       June 27,       June 28,        June 29,
                                               2000(1)         1999(2)        1998(3)        1997(4)         1996
                                               ----            ----           ----           ----            ----
Statement of Operations Data:

Net Sales                                     $67,543         $76,514        $75,890        $74,710         $74,384
Cost of Goods Sold                             55,018          65,711         64,138         59,396          58,328
Gross Profit                                   12,525          10,803         11,752         15,314          16,056
Operating Expenses                              7,928          21,802         26,411         11,362          11,481
Income (Loss) From Operations                   4,597         (10,999)       (14,659)         3,952           4,575
Other Expense - Net                             3,044           3,324          3,989          3,061           3,208
Provision (Benefit) for Income Taxes              483            (751)        (1,435)           559             666
Income (Loss) before Extraordinary Item         1,070         (13,572)       (17,213)           332             701
Net Income (Loss)                               1,070         (13,572)       (17,213)           225             701

Basic and Diluted Per Common Share Amounts:
Income (Loss) before Extraordinary Item          0.21           (2.69)         (3.41)          0.07            0.14
Net Income (Loss)                                0.21           (2.69)         (3.41)          0.05            0.14
Weighted Average Shares Outstanding             5,042           5,042          5,042          5,042           5,042

Balance Sheet Data:

Working Capital                                 2,333           3,357          4,969          6,078           6,455
Total Assets                                   37,654          43,338         59,371         75,058          74,045
Long-Term Debt (net of current portion)        22,498          27,943         27,872         27,382          27,834
Stockholders' Equity                            1,516             446         14,018         31,100          31,006

(1) Includes the effect of the sale of the operating assets of Niemand in June 1999 and February 2000 and the sale of the operating assets of GB Labels in August 1999.

(2) Includes impairment write-downs of long-lived assets related to Flashfold Carton and GB Labels of $11,861 and $352,
    respectively, and restructuring charges of $235 related to the relocation of the Company's corporate offices.

(3) Includes a charge for severance and relocation costs of approximately $500 and a restructuring charge of $170 consisting of severance costs for divisional personnel. Results also include an impairment write-down of long-lived assets related to Niemand of approximately $14,083 and a write-off of unamortized finance costs related to the Harris Bank refinancing of approximately $854.

(4) Includes an extraordinary after-tax loss of $107 reflecting the write-off of unamortized finance costs of a previous refinancing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship that certain items in the Company's Consolidated Statement of Operations bear to net sales. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.


                                                     Years Ended
                                         -------------------------------------
                                           July 1,      July 3,      June 27,
                                            2000         1999          1998
                                            ----         ----          ----
Net Sales                                  100.0%        100.0%       100.0%
Cost of Goods Sold                          81.5          85.9         84.5
Gross Profit                                18.5          14.1         15.5
Operating Expenses                          11.7          28.5         34.8
Income (Loss) from Operations                6.8         (14.4)       (19.3)
Other Expense - Net                          4.5           4.3          5.3
Provision (Benefit) for Income Taxes         0.7          (1.0)        (1.9)
Net Income (Loss)                            1.6%        (17.7)%      (22.7)%

Fiscal Year 2000 vs. 1999

       In fiscal 2000, the Company's net sales were $67.5 million compared with $76.5 million in fiscal 1999, a decrease of $9.0 million or 11.7%. An increase in sales from retained operations of $1.8 million was offset by a reduction in sales of $10.8 million following the sale of the operating assets of GB Labels in August 1999 and Niemand in June 1999 and February 2000. See "Item 1. Business
- General."

       Cost of goods sold decreased $10.7 million or 16.3% to $55.0 million in fiscal 2000 compared to $65.7 million in fiscal 1999. The sale of the operating assets of GB Labels and Niemand accounted for $10.0 million of the decrease. Expressed as a percentage of net sales, cost of goods sold decreased in fiscal 2000 to 81.5% compared to 85.9% in fiscal 1999, as a result of the Company's cost control efforts. These cost control efforts included a reduction in labor costs as productivity improved (as measured by throughput per employee) and the number of employees was reduced. Improvements in the manufacturing process resulted in a substantial reduction of waste. Gross margins at Flashfold Carton were further improved when compared to the prior year as a result of lower depreciation following the impairment write-down of long-lived assets last fiscal year, and as a result of inventory valuation adjustments in the third quarter of fiscal 1999. Improved pricing at Standard Packaging in the second half of fiscal 2000 also added to their already increased gross margins. These improvements were partially offset by higher self-funded medical plan claims.

       Selling expenses decreased $0.5 million or 15.1% to $2.9 million in fiscal 2000 from $3.4 million in fiscal 1999. Expressed as a percentage of net sales, selling expenses decreased slightly to 4.3% in fiscal 2000, compared with 4.5% in fiscal 1999. Selling expenses decreased primarily as a result of reorganizing the Company's sales force. An additional $0.3 million in reductions resulted from the sale of the operating assets of GB Labels and Niemand.

       General and administrative expenses decreased $0.7 million or 13.0% to $4.8 million in fiscal 2000 from $5.6 million in fiscal 1999. General and administrative expenses decreased primarily as a result of the sale of the operating assets of GB Labels and Niemand. Additional cost savings resulted from continued cost reduction efforts, which included the relocation of the corporate headquarters in the second quarter of fiscal 1999. These reductions were partially offset by increases in payroll costs. Expressed as a percentage of net sales, general and administrative expenses decreased slightly to 7.2% in fiscal 2000, compared with 7.3% in fiscal 1999.

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

       Interest expense decreased $0.3 million or 8.8% to $3.0 million in fiscal 2000 from $3.3 million in fiscal 1999. This decrease is primarily the result of a blend of $4.3 million in lower average borrowings coupled with slightly higher average interest rates of 0.8%.

       The income tax provision as a percentage of pre-tax income for fiscal 2000 was 31.1%, which differs from the statutory rate primarily as a result of a change in the Company's valuation allowance, offset by non-deductible amortization of the excess of purchase price over net assets acquired. The equivalent tax rate for fiscal 1999 was an income tax benefit of 5.2%.

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

       Cost of goods sold increased $1.6 million or 2.5% to $65.7 million in fiscal 1999 compared with $64.1 million in fiscal 1998. Expressed as a percentage of net sales, cost of goods sold increased to 85.9% for fiscal 1999 compared to 84.5% in fiscal 1998. Margins at Flashfold Carton were below plan and compared to the prior year. Niemand suffered adverse product mix changes as sales of their higher margin products declined. Standard Packaging experienced increased manufacturing costs primarily attributable to higher labor costs associated with servicing customer demands, and higher repair and maintenance costs. These increased costs were partially offset by certain cost improvements. Raw material costs continued to decline at Standard Packaging as a result of renegotiated prices with suppliers and the internalization of the die making and ink mixing processes. Labor costs at Great Plains and Flashfold Carton also decreased due to less overtime and more emphasis placed on reducing labor costs. In addition, depreciation expense was reduced in fiscal 1999 at Niemand and Flashfold Carton, as a result of long-lived asset impairment write-downs.

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

       General and administrative expenses decreased $1.9 million or 25.9% to $5.6 million in fiscal 1999 from $7.5 million in fiscal 1998. Expressed as a percentage of net sales, general and administrative expenses decreased to 7.3% in fiscal 1999 compared with 9.9% in fiscal 1998, as the Company continued to realize the cost savings benefits of the second quarter fiscal 1998 restructuring program. In addition, general and administrative expenses were lower as a result of the relocation of the Company's corporate functions from Westport, Connecticut to its Hastings, Nebraska facility in the second quarter of fiscal 1999. Included in general and administrative expenses in the second quarter of fiscal 1998 is a charge for severance and relocation costs of approximately $0.5 million.

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

       As a result of the Company's sale of GB Labels, the Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write down the carrying amount of goodwill and the fixed assets sold of GB Labels to estimated fair value less cost to sell. Additionally, the Company recorded a pre-tax non-cash charge of $0.3 million to write-down the carrying amount of the retained real property of GB Labels to estimated fair value.

       Interest expense for fiscal 1999 decreased $0.7 million or 16.9% to $3.3 million from $4.0 million in fiscal 1998. In the fourth quarter of fiscal 1998, the Company wrote off $0.9 million in unamortized refinancing costs related to the previous credit agreement with Harris Trust and Savings Bank. This reduction in cost was partially offset by increased interest expense in fiscal 1999 as a result of higher average borrowings of approximately $2.4 million, coupled with higher interest rates.

       The income tax benefit as a percentage of pre-tax loss for fiscal 1999 was 5.2%, which differs from the statutory rate primarily as a result of non-deductible amortization of excess of purchase price over net assets acquired, and because a significant portion of the impairment charge is a write-off of goodwill, which will provide no current or future tax benefit. The equivalent tax rate was 7.7% for the corresponding period in the prior fiscal year.

Financial Condition

       The Company's credit facility with First Source Financial LLP ("First Source") provides for a five year $25 million term loan and a five year $15 million working capital revolving line of credit ("Revolver"). The term loan required quarterly principal payments of $562,500 in the first year of the loan through July 15, 1999. As amended, the balance of the term loan was due in quarterly installments of $625,000 through October 1999 and in monthly installments of

$208,333 through July 2000. Monthly installments of $229,167 are required through April 2003, with the balance of $10,043,435 due on July 31, 2003. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding the Burlington, North Carolina property.

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

       As of July 1, 2000, all outstanding letters of credit are guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at July 1, 2000 amounted to $160,000 and relate to workman's compensation insurance policies.

       The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of July 1, 2000, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

       The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate (LIBOR) plus 3.25%. The term loan bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at July 1, 2000 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 9.50% and 6.69125%, respectively, at July 1, 2000.

       At July 1, 2000, the Company had working capital of $2.3 million, as compared to $3.4 million at July 3, 1999. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $2.9 million in fiscal 2000 and $0.5 million in fiscal 1999. This increase is primarily attributable to higher profitability during fiscal 2000 when compared to fiscal 1999. The Company had available to it unused borrowing capacity of $1.3 million and $1.8 million at July 1, 2000 and July 3, 1999, respectively.

       During fiscal 2000, capital expenditures totaled $0.3 million compared with $1.3 million in fiscal 1999, and consisted primarily of additions to machinery and equipment as well as improvements to existing facilities. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

       Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

       Impact of New Accounting Pronouncements

       Subsequent to fiscal year-end, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

       Subsequent to fiscal year-end, the Company also adopted SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

       The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at July 1, 2000 is at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.3 million impact on interest expense for the fiscal year ended July 1, 2000.

Forward-Looking Statements

       Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the Company's ability to execute its business plan to leverage the success of the Company's Great Plains division; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the introduction of competing products by other firms; (5) pressure on pricing from competition or purchasers of the Company's products; (6) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (7) continued stability in other raw material prices, including oil-based resin and plastic film; (8) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (9) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; and (10) whether Anthem Health Plans will file a counterclaim against the Company. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analyses only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

       Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.


Item 9. Change in and Disagreements With Accountants on Accounting and Financial
        ------------------------------------------------------------------------
        Disclosure
        ----------

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

       The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Item 401 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information - Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000, and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2000 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


Item 11. Executive Compensation
         ----------------------

       The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000 and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2000 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

       The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000 and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2000 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

       The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2000 and is hereby incorporated by reference. If the definitive proxy statement for the 2000 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2000 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

       (a) (1) Financial Statements
                                                                         Page

       Independent Auditors' Report                                       F-1

       Consolidated Balance Sheets,
         July 1, 2000 and July 3, 1999                                    F-2

       Consolidated Statements of Operations,
         Years Ended July 1, 2000, July 3, 1999 and June 27, 1998         F-3

       Consolidated Statements of Stockholders' Equity,
         Years Ended July 1, 2000, July 3, 1999 and June 27, 1998         F-4

       Consolidated Statements of Cash Flows,
         Years Ended July 1, 2000, July 3, 1999 and June 27, 1998         F-5

       Notes to Consolidated Financial Statements                         F-6

           (2) All schedules of the Registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

           (3) Exhibits

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

   **10.16 Letter Agreement, dated December 18, 1997 between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs regarding employment (incorporated by reference to Exhibit 10.16 to Gibraltar's Annual Report on Form 10-K for the year ended June 27, 1998 (File No. 00-19800)).

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

     10.42 Asset Purchase Agreement, dated February 25, 1999, between Robinson JDM Ltd. (Buyer) and Niemand Industries, Inc. (Seller) (incorporated by reference to Exhibit 10.42 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.43 Escrow Agreement, dated March 29, 1999, among Robinson JDM Ltd. (Buyer), Niemand Industries, Inc. (Seller) and Chicago Title Insurance Company (incorporated by reference to Exhibit 10.43 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.44 First Amendment to Asset Purchase Agreement, dated April 20, 1999, between Robinson JDM Ltd. (Buyer) and Niemand Industries, Inc. (Seller) (incorporated by reference to Exhibit 10.44 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.45 Non-Competition and Non-Solicitation Agreement, dated May 28, 1999, among Robinson JDM Ltd., Gibraltar Packaging Group, Inc. and Niemand Industries, Inc. (incorporated by reference to Exhibit
             10.45 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.46 Asset Purchase Agreement, dated September 1, 1999, between JIT Manufacturing, Inc. (Buyer) and GB Labels, Inc. (Seller) (incorporated by reference to Exhibit 10.46 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.47 Non-Competition Agreement, dated September 1, 1999, between JIT Manufacturing, Inc. and Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 10.47 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.48 Guaranty Agreement, dated September 1, 1999, between JIT Manufacturing, Inc. and Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 10.48 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.49 Fifth Amendment to Secured Credit Agreement, dated September 29, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent (incorporated by reference to Exhibit 10.49 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

     10.50 Sixth Amendment to Secured Credit Agreement, dated October 26, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, individually and as agent (incorporated by reference to Exhibit 10.50 to Gibraltar's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 00-19800)).

     10.51 Seventh Amendment to Secured Credit Agreement, dated November 19, 1999, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, individually and as agent (incorporated by reference to Exhibit 10.51 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1999 (File No. 00-19800)).

   **10.52 Further Agreement Concerning Employment, dated January 23, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.52 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1999 (File No. 00-19800)).

     10.53 Asset Purchase Agreement, dated November 3, 1999, among TEKPAK, Inc., Niemand Industries, Inc. and Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 10.53 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1999 (File No. 00-19800)).

   **10.54 Memorandum of Understanding, dated July 3, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd.

   **10.55 Letter of Resignation, dated September 1, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd.

     21.1 Subsidiaries of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

    *23.1    Consent of Deloitte & Touche LLP.

    *27.1    Financial Data Schedule.

-----------------
*Filed herewith.

**Indicates management contract or compensatory plan.

       (b) Reports on Form 8-K.


           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GIBRALTAR PACKAGING GROUP, INC.

    By:   /s/ Lyle O. Halstead                     /s/ Brett E. Moller
          -------------------------                -------------------
          Lyle O. Halstead                         Brett E. Moller
          V. P. Finance - Operations               V. P. Finance - Corporate
          (Principal Accounting Officer)           (Principal Financial Officer)

    Date: September 26, 2000                       September 26, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Walter E. Rose                            /s/ John W. Lloyd
     ------------------------------                -----------------------------
     Walter E. Rose                                John W. Lloyd
     Chief Executive Officer and                   Director
     Chairman of the Board                         September 26, 2000
     (Principal Executive Officer)
     September 26, 2000



     /s/ David G. Chandler                         /s/ Robert G. Shaw
     ------------------------------                -----------------------------
     David G. Chandler                             Robert G. Shaw
     Director                                      Director
     September 26, 2000                            September 26, 2000



     /s/ John D. Strautnieks
     ------------------------------
     John D. Strautnieks
     Director
     September 26, 2000

INDEPENDENT AUDITORS' REPORT

Board of Directors
Gibraltar Packaging Group, Inc.
Hastings, Nebraska

We have audited the accompanying consolidated balance sheets of Gibraltar Packaging Group, Inc. and its subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gibraltar Packaging Group, Inc. and subsidiaries at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
August 10, 2000

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                           July 1,           July 3,
                                                                                             2000              1999
ASSETS

CURRENT ASSETS:
     Cash                                                                               $     160         $     198
     Accounts receivable  (Net of allowance for doubtful accounts of $185
         and $194, respectively)                                                            6,442             7,287
     Inventories                                                                            6,810             8,027
     Deferred income taxes                                                                    582               972
     Prepaid and other current assets                                                         578               350
                                                                                        ---------         ---------
         Total current assets                                                              14,572            16,834
PROPERTY, PLANT AND EQUIPMENT - Net                                                        18,031            21,182
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
     (Net of accumulated amortization of $1,955 and
     $1,794, respectively)                                                                  4,382             4,543

OTHER ASSETS  (Net of accumulated amortization of $306 and
     $191, respectively)                                                                      669               779
                                                                                        ---------         ---------
TOTAL                                                                                   $  37,654         $  43,338
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Checks not yet presented                                                           $     797         $     976
     Current portion of long-term debt                                                      2,751             2,891
     Accounts payable                                                                       5,208             6,502
     Accrued expenses                                                                       3,351             3,001
     Income taxes payable                                                                     132               107
                                                                                        ---------         ---------
         Total current liabilities                                                         12,239            13,477
LONG-TERM DEBT - Net of current portion                                                    22,498            27,943
DEFERRED INCOME TAXES                                                                         894               834
OTHER LONG-TERM LIABILITIES                                                                   507               638
                                                                                        ---------         ---------
         Total liabilities                                                                 36,138            42,892
                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000
     shares authorized; none issued                                                             -                 -
     Common stock, $.01 par value; 10,000,000 shares
     authorized; 5,041,544 issued and outstanding                                              50                50
     Additional paid-in capital                                                            28,162            28,162
     Accumulated deficit                                                                  (26,696)          (27,766)
                                                                                        --------          ---------
         Total stockholders' equity                                                         1,516               446
                                                                                        ---------         ---------
TOTAL                                                                                   $  37,654           $43,338
                                                                                        =========        ==========

See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JULY 1, 2000, JULY 3, 1999 AND JUNE 27, 1998
                        (In thousands except share data)

                                                                            2000             1999              1998
NET SALES                                                             $   67,543       $   76,514        $   75,890

COST OF GOODS SOLD                                                        55,018           65,711            64,138
                                                                      ----------       ----------        ----------

GROSS PROFIT                                                              12,525           10,803            11,752
                                                                      ----------       ----------        ----------

OPERATING EXPENSES:

   Selling                                                                 2,927            3,448             4,065

   General and administrative                                              4,840            5,561             7,508

   Amortization of excess of purchase price
     over net assets acquired                                                161              345               585

   Restructuring charges                                                       -              235               170


   Impairment of long-lived assets                                             -           12,213            14,083
                                                                      ----------       ----------        ----------

     Total operating expenses                                              7,928           21,802            26,411
                                                                      ----------       ----------        ----------

INCOME (LOSS) FROM OPERATIONS                                              4,597          (10,999)          (14,659)
                                                                      ----------       ----------        ----------
OTHER (INCOME) EXPENSE:

   Interest expense                                                        3,043            3,336             4,016

   Other (income) expense - net                                                1              (12)              (27)
                                                                      ----------       ----------        ----------

     Other expense - net                                                   3,044            3,324             3,989
                                                                      ----------       ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                                          1,553          (14,323)          (18,648)
PROVISION (BENEFIT) FOR INCOME TAXES                                         483             (751)           (1,435)
                                                                      ----------       ----------        ----------

NET INCOME (LOSS)                                                     $    1,070       $  (13,572)       $  (17,213)
                                                                      ==========       ==========        ==========

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

   Net Income (Loss)                                                  $     0.21       $   (2.69)        $   (3.41)
                                                                      ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    5,041,544        5,041,544         5,041,544
   (basic and diluted)                                                ==========       ==========        ==========


See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            YEARS ENDED JULY 1, 2000, JULY 3, 1999 AND JUNE 27, 1998
                        (In thousands except share data)


                                            Common Stock
                                       -----------------------    Additional     Retained
                                       Number of                    Paid-in      Earnings
                                        Shares         Amount       Capital      (Deficit)     Other        Total

BALANCE, June 28, 1997                  5,041,544    $      50    $  28,162     $  3,019     $   (131)    $  31,100

Net loss                                        -            -            -      (17,213)           -       (17,213)

Adjustment for minimum
pension liability                               -            -            -            -          131           131
                                      -----------    ---------    ---------     --------     --------     ---------
BALANCE, June 27, 1998                  5,041,544           50       28,162      (14,194)           -        14,018

Net loss                                        -            -            -      (13,572)           -       (13,572)
                                      -----------    ---------    ---------     --------     --------     ---------
BALANCE, July 3, 1999                   5,041,544           50       28,162      (27,766)           -           446

Net income                                      -            -            -        1,070            -         1,070
                                      -----------    ---------    ---------     --------     --------     ---------
BALANCE, July 1, 2000                   5,041,544    $      50    $  28,162     $(26,696)    $      -     $   1,516
                                      ===========    =========    =========     ========     ========     =========


See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JULY 1, 2000, JULY 3, 1999 AND JUNE 27, 1998
                                 (In thousands)

                                                                            2000             1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $    1,070       $  (13,572)         $(17,213)
     Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
         Impairment write-down of long-lived assets                            -           12,213            14,083
         Depreciation and amortization                                     2,359            3,062             4,993
         Gain on sale of property, plant and equipment                       (13)             (12)              (27)
         Deferred income taxes                                               450             (905)           (1,849)
         Changes in operating assets and liabilities:
              Accounts receivable - net                                      101              422             1,020
              Inventories                                                     69            1,927            (1,661)
              Prepaid expenses and other assets                             (289)               7              (197)
              Accounts payable                                              (815)          (2,951)            4,477
              Income taxes payable                                            25              (93)             (492)
              Accrued expenses and other liabilities                         (36)             412              (306)
                                                                      ----------       ----------        ----------
     Net Cash Flows from Operating Activities                              2,921              510             2,828
                                                                      ----------       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                      38               16               103
     Proceeds from sale of Niemand and GB Labels                           2,907              677                 -
     Purchases of property, plant and equipment                             (331)          (1,245)           (2,143)
                                                                      ----------       ----------        ----------
     Net Cash Flows from Investing Activities                              2,614             (552)           (2,040)
                                                                      ----------       ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under revolving credit facility              (777)           2,998             3,149
     Net principal repayments of long-term debt                           (4,764)         (32,943)           (3,801)
     Net repayments under capital leases                                     (32)             (39)             (137)
     Proceeds from issuance of long-term debt                                  -           30,830                 -
     Refinancing costs                                                         -             (720)                -
                                                                      ----------       -----------       ----------
     Net Cash Flows from Financing Activities                             (5,573)             126              (789)
                                                                      ----------       ----------        ----------
NET INCREASE (DECREASE) IN CASH                                              (38)              84                (1)

CASH AT BEGINNING OF YEAR                                                    198              114               115
                                                                      ----------       ----------        ----------
CASH AT END OF YEAR                                                   $      160       $      198        $      114
                                                                      ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                                $        8       $      247        $      899
                                                                      ==========       ==========        ==========
     Interest paid                                                    $    2,969       $    3,116        $    2,997
                                                                      ==========       ==========        ==========

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Capital lease obligations                                        $        -       $       82        $       61
                                                                      ==========       ==========        ==========

See notes to consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          THREE YEARS ENDED JULY 1 2000, JULY 3, 1999 AND JUNE 27, 1998


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Gibraltar Packaging Group, Inc. (the "Company") and its wholly owned subsidiaries; RidgePak Corporation (dba "Flashfold Carton") and Standard Packaging & Printing Corporation ("Standard Packaging"). The activity of Niemand Industries, Inc. ("Niemand") and GB Labels, Inc. ("GB Labels") have been included in the consolidated financial statements through the date of disposition. All significant intercompany accounts and transactions have been eliminated.

Description of Business - The Company designs and manufactures high quality specialty packaging products in facilities located in Nebraska, Indiana, and North Carolina, and markets these products primarily to customers throughout the United States. The Company's products include folding cartons, specialty laminated containers, and flexible packaging for a wide range of businesses. Based on the nature of the product, the production processes, types of customers, and methods used to distribute products, the Company operates in one reportable segment.

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

Accounts Receivable - The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

                                                                                    Years Ended
                                                               --------------------------------------------------
                                                                     July 1,           July 3,         June 27,
                                                                      2000              1999             1998
     Allowance, Beginning of Year                               $      194        $      162       $      127
     Provision for Uncollectible Accounts                               28               122              184
     Write-off of Uncollectible Accounts                               (37)              (90)            (149)
                                                                ----------        ----------       ----------

     Allowance, End of Year                                     $      185        $      194       $      162
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

Impairment of Long-Lived Assets - Recoverability of long-lived assets not held for sale are evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The evaluation of the recoverability of long-lived assets that are held for sale are based on comparing the assets' carrying amount with its fair value less cost to sell. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in fiscal 2000.

In conjunction with the sale of GB Labels in August 1999, the Company recorded a pre-tax non-cash charge of $82,000 in the fourth quarter of fiscal 1999 to write-down the carrying amount of GB Labels' fixed assets sold to fair value less cost to sell. Additionally, the Company recorded a pre-tax non-cash charge of $0.3 million to write-down the carrying amount of the retained real property of GB Labels to estimated fair value.

At the end of the third quarter of fiscal 1999, the Company recorded a charge of $11.8 million to write-down the carrying amount of goodwill and fixed assets of Flashfold Carton to estimated fair value. Estimated fair value was determined by discounting future cash flows.

The Flashfold Carton facility had been experiencing declining sales and profitability for the three years prior to fiscal 2000. In the first quarter of fiscal 1999, the facility was put under the operating control of the Gibraltar Packaging Group, Inc. (dba "Great Plains Packaging", or "Great Plains") management team in an attempt to improve operating results. Management's projections of future operating cash flows during the first two quarters of fiscal 1999 continued to reflect planned operating improvements. During the third quarter of fiscal 1999, it was determined that the planned operating improvements could not be realized in the time period or to the degree estimated. The impairment loss resulted in a complete write-off of goodwill and a reduction in the carrying value of fixed assets at Flashfold Carton.

In the fourth quarter of fiscal 1998, the Company recorded a pre-tax non-cash charge of $14.1 million to write-down the carrying amount of goodwill and fixed assets of Niemand to estimated fair value less cost to sell.

Disposal of Assets - In connection with a modification of the Company's strategic plan, the Company has divested itself of the operating assets of two of its subsidiaries, GB Labels and Niemand.

In the fourth quarter of fiscal 1999, the sale of the container business of Niemand was finalized. The remainder of the operating assets were sold effective February 1, 2000. No gain or loss was recorded on the sales in either fiscal 2000 or fiscal 1999.

The sale of the operating assets of GB Labels was effective August 30, 1999. No gain or loss was recorded on the sale in fiscal 2000.

Individually and in total the assets disposed of were not material to the Company's financial statements. Accordingly, pro forma financial statements are not presented.

Other Assets - Costs associated with obtaining financing arrangements are included in other assets. In fiscal 1998, unamortized financing costs of $0.9 million related to the credit agreement with Harris Trust and Savings Bank ("Harris Bank") were amortized as a result of the acceleration of the maturity date of such credit agreement to August 1998. In July 1998, the Company capitalized approximately $0.8 million, representing the cost of refinancing its debt under a new credit facility as described in Note 4.

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

New Accounting Pronouncements - Subsequent to fiscal year-end, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Subsequent to fiscal year-end, the Company also adopted SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the fiscal 2000 presentation.


2. INVENTORIES

Inventories consisted of the following (in thousands):

                                              July 1,               July 3,
                                                2000                  1999

     Finished goods                       $    4,995            $    5,060
     Work in process                             676                   913
     Raw materials                               848                 1,639
     Manufacturing supplies                      291                   415
                                          ----------            ----------
                                          $    6,810            $    8,027
                                          ==========            ==========

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):

                                                   July 1,               July 3,
                                                     2000                  1999

     Land                                      $      707            $      707
     Buildings                                     12,066                11,846
     Machinery, equipment
       and vehicles                                20,264                25,243
     Furniture and fixtures                         1,473                 2,032
     Construction-in-progress                          90                   371
                                               ----------            ----------
                                                   34,600                40,199
     Less accumulated depreciation                 16,569                19,017
                                               ----------            ----------
                                               $   18,031            $   21,182
                                               ==========            ==========

4. FINANCING AGREEMENTS

Long-term debt consisted of (columnar amounts in thousands):

                                                                      July 1,          July 3,
                                                                        2000             1999
First Source term loan, quarterly principal payments of
  $562,500 through July 1999, $625,000 through October
  1999, monthly principal payments of $208,333 through
  July 2000 and $229,167 through April 2003, with the
  balance of $10,043,435 due on July 31, 2003, interest is
  payable monthly.                                                $     17,815     $     22,579

Revolving credit facility, matures July 31, 2003, interest is
  payable monthly.                                                       7,373            8,150

Capital lease obligations                                                   61              105
                                                                  ------------     ------------
Total                                                                   25,249           30,834
Less current portion                                                     2,751            2,891
                                                                  ------------     ------------
Long-term debt                                                    $     22,498     $     27,943
                                                                  ============     ============

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

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $15 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregated amount of extended letter of credit guarantees exceed loan availability. Unused borrowing capacity at July 1, 2000 was $1.3 million.

As of July 1, 2000, all outstanding letters of credit are guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at July 1, 2000 amounted to $160,000 and relate to workman's compensation insurance policies.

The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of July 1, 2000, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at July 1, 2000 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 9.50% and 6.69125%, respectively, at July 1, 2000.

Anticipated maturities of long-term debt subsequent to July 1, 2000, pursuant to the credit facility and future minimum payments under finance leases, are as follows (in thousands):

                                                                  Amounts
             2001                                             $     2,751
             2002                                                   2,771
             2003                                                   2,308
             2004                                                  17,419
                                                              -----------
            Total                                             $    25,249
                                                              ===========


5.       INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                July 1,           July 3,         June 27,
                                  2000              1999             1998
     Current:
       Federal              $        -        $       71       $       50
       State                        33                83              364
     Deferred                      450              (905)          (1,849)
                            ----------        ----------       ----------

                            $      483        $     (751)      $   (1,435)
                            ==========        ==========       ==========

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes:

                                                                       July 1,         July 3,       June 27,
                                                                        2000            1999           1998
     Statutory rate                                                  $     528      $   (4,870)    $   (6,341)
     State income tax effect                                                45            (215)           (84)
     Change in valuation allowance                                        (127)          1,176              -
     Disallowed losses with respect
       to impaired asset write-down                                          -           3,023          4,788
     Amortization of excess of purchase price over
       net assets acquired                                                  55             117            199
     Other - net                                                           (18)             18              3
                                                                     ---------      ----------     ----------
     Total                                                           $     483      $     (751)    $   (1,435)
                                                                     ---------      ----------     ----------

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax liabilities and assets are comprised of the following (in thousands):

                                                         July 1,        July 3,
                                                           2000           1999
     Deferred income tax assets:
       Difference in basis of amortizable assets     $       816    $       961
       Non-deductible accrued liabilities                    989          1,258
       Net operating loss carryforwards of
         a subsidiary company                                812            812
       State net operating loss carryforwards              1,559          1,492
       State tax credits carryforward                        875            986
       Federal net operating loss carryforward             2,286          2,457
       AMT credit carryforward                               385            385
       Differences in the basis of inventory
         for tax purposes                                    123            179
       Other - net                                            40             27
                                                     -----------    -----------

     Total                                                 7,885          8,557
     Deferred tax asset valuation allowance               (4,198)        (4,325)
                                                     -----------    -----------

       Net                                                 3,687          4,232
                                                     -----------    -----------

     Deferred tax liabilities:
       Difference in basis of property, plant
         and equipment                                    (3,463)        (3,597)
       Other                                                (536)          (497)
                                                     -----------    -----------
     Total                                                (3,999)        (4,094)
                                                     -----------    -----------
     Net deferred income tax asset (liability)       $      (312)   $       138
                                                     ===========    ===========

At July 1, 2000, the Company had the following tax net operating loss carryforwards for federal income tax purposes (in thousands):

     Expiration                                                         Amounts
        2007                                                        $       447
        2008                                                                665
        2009                                                                930
        2010                                                                  -
        2011                                                                168
        2012                                                                267
        2013                                                              3,271
        2019                                                              3,017
                                                                    -----------
        Total                                                       $     8,765
                                                                    ===========

Approximately $2.0 million of such losses relate to a subsidiary company, which are available to be utilized only against future taxable income of such subsidiary.

At July 1, 2000, the Company had a state investment tax credit carryforward of approximately $0.9 million which expires if unutilized by the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

6. EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan (the "benefit plan") covering substantially all of the RidgePak Corporation hourly union employees fulfilling participation requirements. Benefits are based on the employee's years of credited service. The Company's funding policy is to contribute annually the minimum amount required under ERISA. Plan assets are held by an independent trustee and consist of U.S. Government securities, time deposits, common stocks, corporate bonds and collective investment funds.

The change in benefit obligation and plan assets and the reconciliation of funded status for the years presented included the following components (dollars in thousands):

                                                                               July 1,        July 3,
                                                                                 2000           1999
     Change in benefit obligations:
       Benefit obligation at beginning of year                            $       529    $       536
       Service cost                                                                45             58
       Interest cost                                                               39             32
       Actuarial gain                                                             (23)           (70)
       Benefits paid                                                              (35)           (27)
                                                                          -----------    -----------
       Benefit obligation at end of year                                          555            529
                                                                          -----------    -----------
     Change in plan assets:
       Fair value of plan assets at beginning of year                             602            592
       Actual return on plan assets                                                64             37
       Employer contribution                                                       54              -
       Benefits paid                                                              (35)           (27)
                                                                          -----------    -----------
       Fair value of plan assets at end of year                                   685            602
                                                                          -----------    -----------
     Reconciliation of funded status:
       Plan assets in excess of projected benefit obligation                      130             73
       Unrecognized loss                                                           16             51
                                                                          -----------    -----------
       Prepaid pension cost recognized on balance sheet                   $       146    $       124
                                                                          ===========    ===========
     Discount rate used to calculate the above liability                        8.00%          7.50%

The net periodic pension cost and assumptions used for the years presented included the following components (dollars in thousands):

                                                                       July 1,         July 3,       June 27,
                                                                        2000            1999          1998
     Service cost-benefits earned during the period                $        45     $        58    $        49
     Interest cost on projected benefit obligation                          39              32             34
     Expected return on plan assets                                        (52)            (44)           (38)
     Amortization of loss                                                    -               5              6
                                                                   -----------     -----------    -----------
     Net periodic pension cost                                     $        32     $        51    $        51
                                                                   ===========     ===========    ===========
     Discount rate used to calculate expense                             7.50%            6.50%          7.50%
     Expected long-term rate of return on plan assets                    8.00%            8.00%          8.00%

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

The Company's contributions to the Gibraltar Plan for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 were approximately $86,000, $115,000 and
$94,000, respectively.


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

A summary of stock option transactions under the Company's employee option plans and the Director's stock plan for each of the three years in the period ended July 1, 2000 is as follows:

                                                                Weighted Average
                                                  Shares         Exercise Price
                                                  ------         --------------
     Outstanding at June 28, 1997                  316,834         $      4.97
          Granted                                        -                -
          Exercised                                      -                -
          Canceled or Lapsed                       (36,000)               6.85
                                              ------------         -----------
     Outstanding at June 27, 1998                  280,834                4.73
          Granted                                        -                -
          Exercised                                      -                -
          Canceled or Lapsed                      (228,000)               4.07
                                              ------------         -----------
     Outstanding at July 3, 1999                    52,834         $      7.59
          Granted                                        -                -
          Exercised                                      -                -
          Canceled or Lapsed                        (1,500)               9.00
                                              ------------         -----------
     Outstanding at July 1, 2000                    51,334         $      7.55
                                              ============         ===========

     Shares exercisable at June 27, 1998           100,834         $      6.03
     Shares exercisable at July 3, 1999             52,834         $      7.59
     Shares exercisable at July 1, 2000             51,334         $      7.55

The following table summarizes information about stock options outstanding at July 1, 2000:

                                             Weighted
         Range of                         Avg. Remaining       Weighted                           Weighted
         Exercise           Number           Contractual        Average           Number          Average
          Prices         Outstanding           Life         Exercise Price      Exercisable     Exercisable
          ------         -----------           ----         --------------      -----------     -----------
       $6.00 - $6.50       22,334            2.0 years      $    6.02             22,334       $     6.02
       $8.00 - $9.00       29,000            3.7 years           8.72             29,000             8.72
                           ------            ---------           ----             ------             ----
                           51,334            3.0 Years      $    7.55             51,334       $     7.55

The Company accounts for its stock-based compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," which utilizes the intrinsic value method. No compensation cost has been recognized related to the Company's stock option plans. Had compensation cost been determined based on the fair value of the options at the date of grant consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                July 1,      July 3,       June 27,
                                                                  2000        1999           1998
     Net income (loss) applicable to common shareholders
                                      As reported             $  1,070     $(13,572)      $(17,213)
                                      Pro forma               $  1,070     $(13,572)      $(17,213)

     Net income (loss) per basic and diluted common share
                                      As reported             $   0.21     $  (2.69)      $  (3.41)
                                      Pro forma               $   0.21     $  (2.69)      $  (3.41)

At July 1, 2000, the stock option exercise prices for the two existing plans exceeded the market value of the Company's common stock and therefore the options are excluded from the Company's earnings per share calculation.


8. LEASES

Operating Leases (as lessee) - The Company leases office and manufacturing space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998 under such lease agreements was approximately $1,346,000, $1,584,000 and $1,396,000, respectively. As of July 1, 2000, approximate minimum future lease commitments were as follows (in thousands):
                                                                 Amounts
                            2001                             $    1,190
                            2002                                    893
                            2003                                    588
                            2004                                    361
                            2005                                    154
                       Thereafter                                    29
                                                             -----------
                            Total                            $    3,215
                                                             ==========

Operating Leases (as lessor) - The Company leases the Niemand facility to the company that acquired the operating assets of Niemand's container packaging and filling business. The noncancelable lease term is for five years and contains a five-year renewal option. The lessee also has the option to purchase the facility during years three through five of the lease for $1,400,000 less the fair market value of the adjacent residential property. The carrying value of the facility at July 1, 2000 is $2,346,000. As of July 1, 2000, approximate future minimum lease payments were as follows (in thousands):

                                                               Amounts
                          2001                             $      113
                          2002                                    160
                          2003                                    160
                          2004                                    160
                          2005                                     94
                                                           ----------
                          Total                            $      687
                                                           ==========


9. COMMITMENTS AND CONTINGENCIES

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

Environmental Matters - In May 1995, the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company established a reserve of $750,000 for such remediation costs in fiscal 1995. The Company's accrual for such remediation costs included in other long-term liabilities on the Consolidated Balance Sheet approximates $432,000 and $475,000, as of July 1, 2000 and July 3, 1999, respectively. Incurred expenses as of July 1, 2000 related to remediation totaled $318,000. In June of 1998, the Company completed a follow-up assessment of the facility which was then filed with the Division of Water Quality ("DWQ"). The Company is awaiting a reply from the DWQ. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


10. RELATED PARTY TRANSACTIONS

Certain officers of the Company hold an equity interest in Rostra Technologies, Inc. ("Rostra"), a related party. During fiscal years 1999 and 1998, the Company paid $158,000 and $452,000, respectively, to Rostra in management fees for services provided by the Company's CEO and CFO. Effective October 1997, the Company ceased paying management fees to Rostra for the Company's CEO. Effective January 1999, the Company ceased paying management fees to Rostra for the Company's CFO. At July 1, 2000 and July 3, 1999, the Company had no outstanding amounts owed to Rostra for unpaid fees.


11. SEVERANCE, OFFICE MOVING AND RESTRUCTURING CHARGES

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

At July 1, 2000, July 3, 1999 and June 27, 1998, accrued liabilities and other long-term liabilities included approximately $116,000, $169,000 and $222,000, respectively, in restructuring charges, primarily relating to severance costs. The change in these reserves is the result of direct cash outflows related to the restructuring.


12. MAJOR CUSTOMERS

Sales to one customer represented approximately 16%, 12%, and 11% of net sales in fiscal years 2000, 1999, and 1998, respectively.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Company's borrowings under its long-term revolving credit agreement and other long-term borrowings approximates fair value based on quoted market prices for the same or similar instruments.

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of July 1, 2000, the fair value of the letters of credit was $160,000.