Form 10-Q
period 2000-09-30
GIBRALTAR PACKAGING GROUP INC
filed 2000-11-14
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     September 30, 2000
                                    ------------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of September 30, 2000, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                   Page Number
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets                                               1
                As of September 30, 2000 and July 1, 2000

              Consolidated Statements of Operations for the                             2
                Three Months Ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows for the                             3
                Three Months Ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements                                4

Item 2.       Management's Discussion and Analysis of Financial                         5
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                         9

Item 4.       Submission of Matters to a Vote of Security Holders                       9

Item 6.       Exhibits and Reports on Form 8-K                                         10

              Signature                                                                10

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands except share data)

                                                                          September 30,                  July 1,
                                                                               2000                       2000
                                                                          --------------             --------------
ASSETS
CURRENT ASSETS:
  Cash                                                                   $         138               $          160
  Accounts receivable (Net of allowance for
   doubtful accounts of $199 and $185, respectively)                             6,471                        6,442
  Inventories                                                                    7,426                        6,810
  Deferred income taxes                                                            582                          582
  Prepaid and other current assets                                                 485                          578
                                                                         -------------               --------------
      Total current assets                                                      15,102                       14,572
PROPERTY, PLANT AND EQUIPMENT - NET                                             17,719                       18,031
EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED (Net of accumulated
  amortization of $1,989 and $1,955, respectively)                               4,348                        4,382
OTHER ASSETS (Net of accumulated amortization
  of $345 and $306, respectively)                                                  709                          669
                                                                         -------------               --------------
TOTAL                                                                    $      37,878               $       37,654
                                                                         =============               ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks not yet presented                                               $         662               $          797
  Current portion of long-term debt                                              2,771                        2,751
  Accounts payable                                                               6,495                        5,208
  Accrued expenses                                                               3,064                        3,483
                                                                         -------------               --------------
      Total current liabilities                                                 12,992                       12,239
LONG-TERM DEBT - Net of current portion                                         21,236                       22,498
DEFERRED INCOME TAXES                                                            1,089                          894
OTHER LONG-TERM LIABILITIES                                                        483                          507
                                                                         -------------               --------------
      Total liabilities                                                         35,800                       36,138
                                                                         -------------               --------------
STOCKHOLDERS' EQUITY:
  Preferred  stock,  $.01 par value;  1,000,000 shares
   authorized; none issued                                                           -                            -
  Common  stock,  $.01  par  value;  10,000,000 shares
   authorized;     5,041,544     issued    and outstanding                          50                           50
  Additional paid-in capital                                                    28,162                       28,162
  Accumulated deficit                                                          (26,134)                     (26,696)
                                                                         -------------               --------------
      Total stockholders' equity                                                 2,078                        1,516
                                                                         -------------               --------------
TOTAL                                                                    $      37,878               $       37,654
                                                                         =============               ==============

   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands except share data)


                                                                   Three Months Ended
                                                                      September 30,
                                                        -------------------------------------
                                                             2000                    1999
                                                        -------------           -------------
NET SALES                                               $      16,396           $      17,573
COST OF GOODS SOLD                                             12,866                  14,296
                                                        -------------           -------------
GROSS PROFIT                                                    3,530                   3,277
                                                        -------------           -------------
OPERATING EXPENSES:
  Selling, general and administrative                           2,060                   2,067
  Amortization of excess of purchase price
    over net assets acquired                                       35                      36
                                                        -------------           -------------
      Total operating expenses                                  2,095                   2,103
                                                        -------------           --------------
INCOME FROM OPERATIONS                                          1,435                   1,174
                                                        -------------           -------------
OTHER (INCOME) EXPENSE:
   Interest expense                                               695                     814
   Other income - net                                             (38)                      -
                                                        -------------           -------------
      Other expense - net                                         657                     814
                                                        -------------           -------------
INCOME BEFORE INCOME TAXES                                        778                     360
INCOME TAX PROVISION                                              216                     158
                                                        -------------           -------------
NET INCOME                                              $         562           $         202
                                                        =============           =============
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
    Net Income                                          $        0.11           $        0.04
                                                        =============           =============
WEIGHTED AVERAGE SHARES OUTSTANDING
   (basic and diluted)                                      5,041,544               5,041,544
                                                        =============           =============


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                               September 30,
                                                                     -----------------------------
                                                                         2000              1999
                                                                      --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    562           $   202
  Adjustments   to  reconcile   net income to
  net  cash  flows  from  operating activities:
   Depreciation and amortization                                         553               600
   Deferred income taxes                                                 195               157
   Changes in operating assets and liabilities:
       Accounts receivable - net                                         (29)               83
       Inventories                                                      (616)              (19)
       Prepaid expenses and other assets                                  14              (142)
       Accounts payable                                                1,152               497
       Accrued expenses and other liabilities                           (443)             (399)
                                                                  ----------         ---------

   Net Cash Flows from Operating Activities                            1,388               979
                                                                  ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                      -               623
  Purchases of property, plant and equipment                            (168)             (135)
                                                                  ----------         ---------


   Net Cash Flows from Investing Activities                             (168)              488
                                                                  ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under revolving credit facility                          (567)             (324)
  Net principal repayments of long-term debt                            (667)           (1,188)
  Net repayments under capital leases                                     (8)               (9)
                                                                  ----------         ---------

  Net Cash Flows from Financing Activities                            (1,242)           (1,521)
                                                                  ----------         ---------

NET DECREASE IN CASH                                                     (22)              (54)

CASH AT BEGINNING OF PERIOD                                              160               198
                                                                  ----------         ---------

CASH AT END OF PERIOD                                             $      138         $     144
                                                                  ==========         =========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended July 1, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (In thousands):

                                            September 30,           July 1,
                                                2000                2000
                                          -------------        --------------
              Finished goods              $       5,210        $        4,995
              Work in process                       844                   676
              Raw materials                       1,106                   848
              Manufacturing supplies                266                   291
                                          -------------        --------------
                                          $       7,426        $        6,810
                                          =============        ==============

C.       NEW ACCOUNTING PRONOUNCEMENTS

         During the first quarter of fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         During the first quarter of fiscal 2001, the Company also implemented SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. The implementation of this SAB did not have a material impact on the Company's financial position or results of operations.

D.       RECLASSIFICATION

         Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

         GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Three Months Ended September 30, 2000 Compared to
         Three Months Ended September 30, 1999

         In the first quarter of fiscal 2001, the Company had net sales of $16.4 million compared with $17.6 million in the corresponding period of fiscal 2000, a decrease of $1.2 million or 6.7%. An increase in sales from retained operations of $0.9 million was offset by a reduction in sales of $2.1 million following the sale of the operating assets of GB Labels, Inc. ("GB Labels") in August 1999 and Niemand Industries, Inc. ("Niemand") in February 2000.

         Gross margin for the first quarter of fiscal 2001 increased to 21.5% of net sales from 18.6% in the corresponding period of fiscal 2000. This increase was due primarily to continuing cost control efforts and productivity gains carried over from the previous year, and an influx of new business with higher margins. Cost of goods sold decreased $1.4 million or 10.0% to $12.9 million in the first quarter of fiscal 2001 compared to $14.3 million in the first quarter of fiscal 2000. The sale of the operating assets of GB Labels and Niemand accounted for $1.9 million of the decrease.

         Operating income for the first quarter of fiscal 2001 was $1.4 million compared with $1.2 million in the corresponding period of fiscal 2000, an increase of $0.2 million or 22.2%. This increase was the result of operating improvements from the retained operations and the sale of the operating assets of GB Labels and Niemand. Selling, general and administrative expenses remained level at $2.1 million as compared to the corresponding period in fiscal 2000. This is the result of a decrease due to the sale of the operating assets of GB Labels and Niemand, offset by an increase in third party brokers commissions.

         Total interest expense decreased $0.1 million or 14.6% to $0.7 million in the first quarter of fiscal 2001 from $0.8 million in the corresponding period of fiscal 2000. The decrease is primarily the result of a blend of $5.8 million in lower average borrowings coupled with an increase in the average interest rate of 1.0%.

         The income tax provision as a percentage of pre-tax income for the first quarter of fiscal 2001 was 27.8%, which differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. The equivalent tax rate for the first quarter of fiscal 2000 was 43.9%. The decrease in the effective income tax rate in the first quarter of fiscal 2001 compared to the same period in fiscal 2000 is the result of the decrease in the valuation reserve based upon a change in estimate related to the realizability of net operating loss carryforwards.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

         As of September 30, 2000, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at September 30, 2000 amounted to $160,000 and relate to workman's compensation insurance policies.

         The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of September 30, 2000, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

         The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan currently bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at September 30, 2000 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 9.50% and 6.62%, respectively, at September 30, 2000.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         At September 30, 2000, the Company had working capital of $2.1 million, as compared to $2.3 million at July 1, 2000. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the three months ended September 30, 2000 were $1.4 million compared with funds provided of $1.0 million in the corresponding period in fiscal 2000. This increase is primarily attributable to higher profitability during the first three months of fiscal 2001 when compared to the corresponding period in fiscal 2000. The Company had available to it unused borrowing capacity of $2.1 million as of September 30, 2000.

         During the three months ended September 30, 2000, capital expenditures totaled $0.2 million compared with $0.1 million in the corresponding period in fiscal 2000, and consisted primarily of additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

         Forward-Looking Statements

         Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the Company's ability to execute its business plan; (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not as the Company increases its sales it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the introduction of competing products by other firms; (5) pressure on pricing from competition or purchasers of the Company's products; (6) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (7) continued stability in other raw material prices, including oil-based resin and plastic film; (8) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (9) the Company's ability to continue to

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; and (10) the outcome of the Anthem Health Plans litigation. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at September 30, 2000 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the three months ended September 30, 2000.

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

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown and the Company has filed a motion for a more definitive statement, in part to determine the amount and basis of this counterclaim. Moreover, recent discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999. It was determined that more information be gathered through depositions, which are ongoing. We anticipate another settlement mediation will be scheduled before the end of 2000.

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended September 30, 2000.

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

                           GIBRALTAR PACKAGING GROUP, INC.


      By:        /s/ Lyle O. Halstead              /s/ Brett E. Moller
                 -------------------------         -------------------------
                 Lyle O. Halstead                  Brett E. Moller
                 V. P. Finance - Operations        V. P. Finance - Corporate
                 (Principal Accounting Officer)    (Principal Financial Officer)

      Date:      November 13, 2000                 November 13, 2000