Form 10-Q
period 2000-12-31
GIBRALTAR PACKAGING GROUP INC
filed 2001-02-09
CIK 882830

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              __________________


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:  December 31, 2000
                                 -----------------


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

     As of January 31, 2001, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                            Page Number
                                                            -----------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets                                  1
          As of December 31, 2000 and July 1, 2000

         Consolidated Statements of Operations for the                2
          Three Months Ended December 31, 2000 and 1999
          Six Months Ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the                3
          Six Months Ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements                   4

Item 2.  Management's Discussion and Analysis of Financial            5
          Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   9

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                           10

Item 4.  Submission of Matters to a Vote of Security Holders         10

Item 6.  Exhibits and Reports on Form 8-K                            11

         Signature                                                   11

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (In thousands except share and per share data)

                                                          December 31,  July 1,
                                                              2000       2000
                                                          ------------ ---------
ASSETS
CURRENT ASSETS:
   Cash                                                     $    161   $    160
   Accounts receivable (Net of allowance for
     doubtful accounts of $244 and $185, respectively)         6,335      6,442
   Inventories                                                 7,501      6,810
   Deferred income taxes                                         582        582
   Prepaid and other current assets                              452        578
                                                            --------   --------
       Total current assets                                   15,031     14,572
PROPERTY, PLANT AND EQUIPMENT - NET                           17,400     18,031
EXCESS OF PURCHASE PRICE OVER NET
   ASSETS ACQUIRED (Net of accumulated
   amortization of $2,023 and $1,955, respectively)            4,314      4,382
OTHER ASSETS (Net of accumulated amortization
   of $390 and $306, respectively)                               844        669
                                                            --------   --------
TOTAL                                                       $ 37,589   $ 37,654
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks not yet presented                                 $    938   $    797
   Current portion of long-term debt                           2,770      2,751
   Accounts payable                                            5,150      5,208
   Accrued expenses                                            3,229      3,483
                                                            --------   --------
       Total current liabilities                              12,087     12,239
LONG-TERM DEBT - Net of current portion                       21,236     22,498
DEFERRED INCOME TAXES                                          1,214        894
OTHER LONG-TERM LIABILITIES                                      459        507
                                                            --------   --------
       Total liabilities                                      34,996     36,138
                                                            --------   --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                       -          -
   Common stock, $.01 par value; 10,000,000 shares
     authorized; 5,041,544 issued and outstanding                 50         50
   Additional paid-in capital                                 28,162     28,162
   Accumulated deficit                                       (25,619)   (26,696)
                                                            --------   --------
       Total stockholders' equity                              2,593      1,516
                                                            --------   --------
TOTAL                                                       $ 37,589   $ 37,654
                                                            ========   ========

 See notes to unaudited consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands except share and per share data)

                                                 Three Months Ended                 Six Months Ended
                                                     December 31,                       December 31,
                                             -----------------------------       --------------------------
                                                2000               1999             2000           1999
                                             ----------         ----------       ----------      ----------
NET SALES                                    $   16,416         $   16,678       $   32,812      $   34,251
COST OF GOODS SOLD                               13,024             13,600           25,890          27,896
                                             ----------         ----------       ----------      ----------
GROSS PROFIT                                      3,392              3,078            6,922           6,355
                                             ----------         ----------       ----------      ----------
OPERATING EXPENSES:
 Selling, general and administrative              2,004              1,882            4,064           3,949
 Amortization of excess of purchase price
  over net assets acquired                           33                 45               68              81
                                             ----------         ----------       ----------      ----------
 Total operating expenses                         2,037              1,927            4,132           4,030
                                             ----------         ----------       ----------      ----------
INCOME FROM OPERATIONS                            1,355              1,151            2,790           2,325
OTHER EXPENSE (INCOME):
 Interest expense                                   683                766            1,378           1,580
 Other income - net                                 (20)               (14)             (58)            (14)
                                             ----------         ----------       ----------      ----------
Other expense - net                                 663                752            1,320           1,566
                                             ----------         ----------       ----------      ----------
INCOME BEFORE INCOME TAXES                          692                399            1,470             759
INCOME TAX PROVISION                                177                178              393             336
                                             ----------         ----------       ----------      ----------
NET INCOME                                   $      515         $      221       $    1,077      $      423
                                             ==========         ==========       ==========      ==========
BASIC AND DILUTED PER COMMON
 SHARE AMOUNTS:
 Net Income                                  $     0.10         $     0.04       $     0.21      $     0.08
                                             ==========         ==========       ==========      ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
(basic and diluted)                           5,041,544          5,041,544        5,041,544       5,041,544
                                             ==========         ==========       ==========      ==========

See notes to unaudited consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                     Six Months Ended
                                                        December 31,
                                                  -----------------------
                                                   2000            1999
                                                  -------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 1,077        $    423
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization                   1,111           1,225
    (Gain)/loss on sale of property, plant
    and equipment                                      18             (24)
    Deferred income taxes                             320             333
    Changes in operating assets and liabilities:
      Accounts receivable - net                       107             646
      Inventories                                    (691)            123
      Prepaid expenses and other assets              (132)           (175)
      Accounts payable                                 83             (25)
      Accrued expenses and other liabilities         (302)         (1,041)
                                                  -------        --------

 Net Cash Flows from Operating Activities           1,591           1,485
                                                  -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and
  equipment                                            70             954
  Purchases of property, plant and equipment         (417)           (216)
                                                  -------        --------

    Net Cash Flows from Investing Activities         (347)            738
                                                  -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving
  credit facility                                     144             (39)
  Net principal repayments of long-term debt       (1,374)         (2,259)
  Net repayments under capital leases                 (13)            (14)
                                                  -------        --------
  Net Cash Flows from Financing Activities         (1,243)         (2,312)
                                                  -------        --------

NET (DECREASE) INCREASE IN CASH                         1             (89)
CASH AT BEGINNING OF PERIOD                           160             198
                                                  -------        --------
CASH AT END OF PERIOD                             $   161        $    109
                                                  =======        ========

See notes to unaudited consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.   GENERAL

     The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000, and the results of its operations and cash flows for the periods presented herein. Results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended July 1, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-K.


B.   INVENTORIES

     Inventories consisted of the following (In thousands):


                                     December 31,     July 1,
                                         2000          2000
                                     ------------    ---------

          Finished goods              $   5,435      $   4,995
          Work in process                   779            676
          Raw materials                     981            848
          Manufacturing supplies            306            291
                                      ---------      ---------
                                      $   7,501      $   6,810
                                      =========      =========

C.   NEW ACCOUNTING PRONOUNCEMENTS

     During the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     During the first quarter of fiscal 2001, the Company also implemented SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". The implementation of this SAB did not have a material impact on the Company's financial position or results of operations.

D.   RECLASSIFICATION

     Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Results of Operations

     Three Months Ended December 31, 2000 Compared to
     Three Months Ended December 31, 1999
     ------------------------------------------------

     In the second quarter of fiscal 2001, the Company had net sales of $16.4 million compared with $16.7 million in the corresponding period of fiscal 2000, a decrease of $0.3 million or 1.6%. An increase in sales from retained operations of $1.2 million was offset by a reduction in sales of $1.4 million following the sale of the operating assets of Niemand Industries, Inc. ("Niemand") in February 2000.

     Gross profit for the second quarter of fiscal 2001 increased to 20.7% of net sales from 18.5% in the corresponding period of fiscal 2000. This increase was due primarily to an influx of new business with higher margins and the divestiture of low margin business from the sale of the operating assets of Niemand. Additionally, the Company still benefits from continuing cost control efforts and productivity gains carried over from the previous year. Cost of goods sold decreased $0.6 million, or 4.2%, to $13.0 million in the second quarter of fiscal 2001 compared to $13.6 million in the second quarter of fiscal 2000. The sale of the operating assets of Niemand accounted for $1.4 million of the decrease, partially offset by increases related to higher sales from retained operations.

     Operating income for the second quarter of fiscal 2001 was $1.4 million compared with $1.2 million in the corresponding period of fiscal 2000, an increase of $0.2 million or 17.7%. This increase was the result of operating improvements from the retained operations and the sale of the operating assets of Niemand. Selling, general and administrative expenses increased $0.1 million, or 6.5%, to $2.0 million in the second quarter of fiscal 2001 from $1.9 million in the corresponding period of fiscal 2000. This is the result of an increase in third party brokers commissions, partially offset by a decrease due to the sale of the operating assets of Niemand.

     Total interest expense decreased $0.1 million, or 10.8%, to $0.7 million in the second quarter of fiscal 2001 from $0.8 million in the corresponding period of fiscal 2000. The decrease is primarily the result of a blend of $4.8 million in lower average borrowings coupled with an increase in the average interest rate of 0.6%.

     The income tax provision as a percentage of pre-tax income for the second quarter of fiscal 2001 was 25.6% compared with 44.6% for the corresponding period in fiscal 2000. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $113,000 in the second quarter of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     Six Months Ended December 31, 2000 Compared to
     Six Months Ended December 31, 1999
     ----------------------------------------------

     In the first six months of fiscal 2001, the Company had net sales of $32.8 million compared with $34.3 million in the corresponding period of fiscal 2000, a decrease of $1.5 million or 4.2%. An increase in sales from retained operations of $2.1 million was offset by a reduction in sales of $3.6 million following the sale of the operating assets of GB Labels, Inc. ("GB Labels") in August 1999 and Niemand in February 2000.

     Gross profit for the first six months of fiscal 2001 increased to 21.1% of net sales from 18.6% in the corresponding period of fiscal 2000. This increase was due primarily to an influx of new business with higher margins and the divestiture of low margin business from the sale of the operating assets of Niemand. Additionally, the Company still benefits from continuing cost control efforts and productivity gains carried over from the previous year. Cost of goods sold decreased $2.0 million, or 7.2%, to $25.9 million in the first six months of fiscal 2001 compared to $27.9 million in the first six months of fiscal 2000. The sale of the operating assets of GB Labels and Niemand accounted for $3.3 million of the decrease, partially offset by increases related to higher sales from retained operations.

     Operating income for the first six months of fiscal 2001 was $2.8 million compared with $2.3 million in the corresponding period of fiscal 2000, an increase of $0.5 million or 20.0%. This increase was the result of the operating improvements from the retained operations and the sale of the operating assets of GB Labels and Niemand. Selling, general and administrative expenses increased $0.1 million, or 2.9%, to $4.1 million in the first six months of fiscal 2001 from $3.9 million in the corresponding period of fiscal 2000. This is the result of an increase in third party brokers commissions, partially offset by a decrease due to the sale of the operating assets of Niemand.

     Total interest expense decreased $0.2 million, or 12.8%, to $1.4 million in the first six months of fiscal 2001 from $1.6 million in the corresponding period of fiscal 2000. The decrease is primarily the result of a blend of $5.3 million in lower average borrowings coupled with an increase in the average interest rate of 0.8%.

     The income tax provision as a percentage of pre-tax income for the first six months of fiscal 2001 was 26.7% compared with 44.3% for the corresponding period in fiscal 2000. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $222,000 in the first six months of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     Financial condition

     The Company's credit facility with First Source Financial LLP ("First Source"), as amended, provides for a five year $25 million term loan and a five year $12 million working capital revolving line of credit ("Revolver"). The loan requires monthly principal payments of $229,167 through April 2003, with the balance of $10,023,435 due on July 31, 2003. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $12 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $1.5 million as of December 31, 2000.

     The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan currently bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at December 31, 2000 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 9.50% and 6.70%, respectively, at December 31, 2000.

     As of December 31, 2000, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at December 31, 2000 amounted to $160,000 and relate to workman's compensation insurance policies.

     The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of December 31, 2000, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

     At December 31, 2000, the Company had working capital of $2.9 million, as compared to $2.3 million at July 1, 2000. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the six months ended December 31, 2000 were $1.6 million compared with funds provided of $1.5 million in the corresponding period in fiscal 2000.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     During the six months ended December 31, 2000, capital expenditures totaled $0.4 million compared with $0.2 million in the corresponding period in fiscal 2000, and consisted primarily of additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

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

     Forward-Looking Statements

     Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the Company's ability to execute its business plan;
     (2) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (3) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (4) the introduction of competing products by other firms; (5) pressure on pricing from competition or purchasers of the Company's products; (6) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (7) continued stability in other raw material prices, including oil-based resin and plastic film; (8) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (9) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; and
     (10) the outcome of the Anthem Health Plans litigation. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at December 31, 2000 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the six months ended December 31, 2000.

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

     On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim and the Company is in the process of bringing a claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999. It was determined that more information be gathered through depositions, which are ongoing. The Company anticipates another settlement mediation will be scheduled before the end of fiscal 2001.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders on November 9, 2000, a total of 3,656,036 shares, or 72.52%, of outstanding shares were represented and entitled to vote.

     (a)  The following members were elected to the Board of Directors:


                                   FOR          WITHHOLD
                                   ---          --------

     David G. Chandler          3,525,658        130,378
     Richard D. Hinrichs        3,623,758         32,278
     John W. Lloyd              3,615,553         40,483
     Walter E. Rose             3,513,861        142,175
     Robert G. Shaw             3,625,553         30,483
     John D. Strautnieks        3,515,862        140,174

     (b)  The following proposal was approved:


               Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 2001 fiscal year.

          Affirmative Votes:  3,649,338
          Negative Votes:         6,698
          Abstentions:                0

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:

      10.56 Eighth Amendment to Secured Credit Agreement, dated September 30, 2000, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent.

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

     Date:  February 7, 2001                 February 7, 2001