Form 10-Q
period 2001-03-31
GIBRALTAR PACKAGING GROUP INC
filed 2001-05-14
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     March 31, 2001
                                    --------------


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

                  (402) 463-1366                           www.gibraltarpackaginggroup.com
(Registrant's telephone number, including area code)              (Registrant's website)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

         As of April 30, 2001, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                        Page Number
                                                                                                        -----------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets                                                                         1
                As of March 31, 2001 and July 1, 2000

              Consolidated Statements of Operations for the                                                       2
                Three Months Ended March 31, 2001 and 2000
                Nine Months Ended March 31, 2001 and 2000

              Consolidated Statements of Cash Flows for the                                                       3
                Nine Months Ended March 31, 2001 and 2000

              Notes to Consolidated Financial Statements                                                          4

Item 2.       Management's Discussion and Analysis of Financial                                                   5
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                          9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                  10

Item 4.       Submission of Matters to a Vote of Security Holders                                                10

Item 6.       Exhibits and Reports on Form 8-K                                                                   10

              Signatures                                                                                         11

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands except share and per share data)

                                                            March 31,    July 1,
                                                              2001        2000
                                                            --------    --------
ASSETS
CURRENT ASSETS:
   Cash                                                     $    149    $    160
   Accounts receivable (Net of allowance for
        doubtful accounts of $330 and $185, respectively)      6,842       6,442
   Inventories                                                 6,837       6,810
   Deferred income taxes                                         582         582
   Prepaid and other current assets                              569         578
                                                            --------    --------
          Total current assets                                14,979      14,572
PROPERTY, PLANT AND EQUIPMENT - NET                           17,068      18,031
EXCESS OF PURCHASE PRICE OVER NET
   ASSETS ACQUIRED (Net of accumulated
   amortization of $2,056 and $1,955, respectively)            4,281       4,382
OTHER ASSETS (Net of accumulated amortization
   of $439 and $306, respectively)                               795         669
                                                            --------    --------
TOTAL                                                       $ 37,123    $ 37,654
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks not yet presented                                 $    684    $    797
   Current portion of long-term debt                           2,770       2,751
   Accounts payable                                            4,967       5,208
   Accrued expenses                                            3,452       3,483
                                                            --------    --------
          Total current liabilities                           11,873      12,239
LONG-TERM DEBT - Net of current portion                       20,407      22,498
DEFERRED INCOME TAXES                                          1,319         894
OTHER LONG-TERM LIABILITIES                                      437         507
                                                            --------    --------
          Total liabilities                                   34,036      36,138
                                                            ========    ========
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                    --          --
   Common stock, $.01 par value; 10,000,000 shares
     authorized; 5,041,544 issued and outstanding                 50          50
   Additional paid-in capital                                 28,162      28,162
   Accumulated deficit                                       (25,125)    (26,696)
                                                            --------    --------
          Total stockholders' equity                           3,087       1,516
                                                            --------    --------
TOTAL                                                       $ 37,123    $ 37,654
                                                            ========    ========


   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)

                                                Three Months Ended         Nine Months Ended
                                                      March 31,                 March 31,
                                              -----------------------   -----------------------
                                                 2001         2000         2001         2000
                                              ----------   ----------   ----------   ----------
NET SALES                                     $   16,275   $   17,414   $   49,087   $   51,665
COST OF GOODS SOLD                                12,957       14,058       38,847       41,954
                                              ----------   ----------   ----------   ----------
GROSS PROFIT                                       3,318        3,356       10,240        9,711
                                              ----------   ----------   ----------   ----------
OPERATING EXPENSES:
   Selling, general and administrative             1,983        1,998        5,944        5,947
   Amortization of excess of purchase price
     over net assets acquired                         33           42          101          123
                                              ----------   ----------   ----------   ----------
        Total operating expenses                   2,016        2,040        6,045        6,070
                                              ----------   ----------   ----------   ----------
INCOME FROM OPERATIONS                             1,302        1,316        4,195        3,641
                                              ----------   ----------   ----------   ----------
OTHER EXPENSE:
     Interest expense                                608          749        1,986        2,329
     Other expense - net                              20           22           65            8
                                              ----------   ----------   ----------   ----------
     Total other expense - net                       628          771        2,051        2,337
                                              ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                           674          545        2,144        1,304
INCOME TAX PROVISION                                 180          235          573          571
                                              ----------   ----------   ----------   ----------
NET INCOME                                    $      494   $      310   $    1,571   $      733
                                              ==========   ==========   ==========   ==========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
     Net Income                               $     0.10   $     0.06   $     0.31   $     0.15
                                              ==========   ==========   ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   (basic and diluted)                         5,041,544    5,041,544    5,041,544    5,041,544
                                              ==========   ==========   ==========   ==========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                               Nine Months Ended
                                                                    March 31,
                                                              --------------------
                                                                 2001       2000
                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 1,571    $   733
   Adjustments to reconcile net income to
   net cash flows from operating activities:
     Depreciation and amortization                               1,672      1,823
     (Gain)/loss on sale of property, plant and equipment           17        (25)
     Deferred income taxes                                         425        548
     Changes in operating assets and liabilities:
        Accounts receivable - net                                 (400)      (650)
        Inventories                                                (27)      (192)
        Prepaid expenses and other assets                         (249)      (202)
        Accounts payable                                          (354)       554
        Accrued expenses and other liabilities                    (101)      (594)
                                                               -------    -------

     Net Cash Flows from Operating Activities                    2,554      1,995
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment              74      2,938
   Purchases of property, plant and equipment                     (567)      (256)
                                                               -------    -------

     Net Cash Flows from Investing Activities                     (493)     2,682
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under revolving credit facility         7       (621)
   Net principal repayments of long-term debt                   (2,061)    (4,140)
   Net repayments under capital leases                             (18)       (26)
                                                               -------    -------

   Net Cash Flows from Financing Activities                     (2,072)    (4,787)
                                                               -------    -------

NET DECREASE IN CASH                                               (11)      (110)
CASH AT BEGINNING OF PERIOD                                        160        198
                                                               -------    -------
CASH AT END OF PERIOD                                          $   149    $    88
                                                               =======    =======



See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the periods presented herein. Results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended July 1, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (In thousands):

                                                  March 31,           July 1,
                                                    2001              2000
                                              -------------      --------------
              Finished goods                  $       5,043      $        4,995
              Work in process                           621                 676
              Raw materials                             878                 848
              Manufacturing supplies                    295                 291
                                              -------------      --------------
                                              $       6,837      $        6,810
                                              =============      ==============

C.       NEW ACCOUNTING PRONOUNCEMENTS

         During the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         During the first quarter of fiscal 2001, the Company also implemented SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The implementation of this SAB did not have a material impact on the Company's financial position or results of operations.

D.       RECLASSIFICATION

         Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the current fiscal 2001 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations

         Three Months Ended March 31, 2001 Compared to
         Three Months Ended March 31, 2000
         ---------------------------------------------

         In the third quarter of fiscal 2001, the Company had net sales of $16.3 million compared with $17.4 million in the corresponding period of fiscal 2000, a decrease of $1.1 million or 6.5%. The sale of the operating assets of Niemand Industries, Inc. ("Niemand") in February 2000 accounted for $0.3 million of the decrease. The Company also considers the remaining reduction in net sales from retained operations to be consistent with the overall slow-down in economic conditions.

         Gross profit for the third quarter of fiscal 2001 increased to 20.4% of net sales from 19.3% in the corresponding period of fiscal 2000. This increase was due primarily to the divestiture of low margin business from the sale of the operating assets of Niemand. Additionally, the Company still benefits from continuing cost control efforts and productivity gains carried over from the previous year. Despite the reduction in sales from retained operations, the Company was able to maintain a consistent gross profit percentage. Cost of goods sold decreased $1.1 million, or 7.8%, to $13.0 million in the third quarter of fiscal 2001 compared to $14.1 million in the third quarter of fiscal 2000. The sale of the operating assets of Niemand accounted for $0.5 million of the decrease.

         Operating income for both the third quarter of fiscal 2001 and 2000 was $1.3 million. Selling, general and administrative expenses remained consistent at $2.0 million for both the third quarter of fiscal 2001 and 2000. This is the result of an increase in third party brokers commissions, offset by decreases from the sale of the operating assets of Niemand and reduced payroll.

         Total interest expense decreased $0.1 million, or 18.8%, to $0.6 million in the third quarter of fiscal 2001 from $0.7 million in the corresponding period of fiscal 2000. The decrease is primarily the result of a blend of $4.0 million in lower average borrowings coupled with a decrease in the average interest rate of 0.8%.

         The income tax provision as a percentage of pre-tax income for the third quarter of fiscal 2001 was 26.7% compared with 43.1% for the corresponding period in fiscal 2000. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $0.1 million in the third quarter of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Nine Months Ended March 31, 2001 Compared to
         Nine Months Ended March 31, 2000
         ---------------------------------------------

         In the first nine months of fiscal 2001, the Company had net sales of $49.1 million compared with $51.7 million in the corresponding period of fiscal 2000, a decrease of $2.6 million or 5.0%. An increase in sales from retained operations of $1.3 million was offset by a reduction in sales of $3.9 million following the sale of the operating assets of GB Labels, Inc. ("GB Labels") in August 1999 and Niemand in February 2000.

         Gross profit for the first nine months of fiscal 2001 increased to 20.9% of net sales from 18.8% in the corresponding period of fiscal 2000. This increase was due primarily to an influx of new business with higher margins and the divestiture of low margin business from the sale of the operating assets of Niemand. Additionally, the Company still benefits from continuing cost control efforts and productivity gains carried over from the previous year. Cost of goods sold decreased $3.1 million, or 7.4%, to $38.8 million in the first nine months of fiscal 2001 compared to $42.0 million in the same period for fiscal 2000. The sale of the operating assets of GB Labels and Niemand accounted for $3.8 million of the decrease, partially offset by increases related to higher sales from retained operations.

         Operating income for the first nine months of fiscal 2001 was $4.2 million compared with $3.6 million in the corresponding period of fiscal 2000, an increase of $0.6 million or 15.2%. This increase was the result of the operating improvements from the retained operations and the sale of the operating assets of GB Labels and Niemand. Selling, general and administrative expenses remained consistent at $5.9 million for both the first nine months of fiscal 2001 and 2000. This is the result of an increase in third party brokers commissions, offset by a decrease due to the sale of the operating assets of Niemand and GB Labels.

         Total interest expense decreased $0.3 million, or 14.7%, to $2.0 million in the first nine months of fiscal 2001 from $2.3 million in the corresponding period of fiscal 2000. The decrease is primarily the result of $4.9 million in lower average borrowings.

         The income tax provision as a percentage of pre-tax income for the first nine months of fiscal 2001 was 26.7% compared with 43.8% for the corresponding period in fiscal 2000. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of the excess of purchase price over net assets acquired. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $0.3 million in the first nine months of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Financial Condition

         The Company's credit facility with First Source Financial LLP ("First Source"), as amended, provides for a five-year $25 million term loan and a five-year $12 million working capital revolving line of credit ("Revolver"). The loan requires monthly principal payments of $229,167 through April 2003, with the balance of $10,023,435 due on July 31, 2003. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property.

         The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $12 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $1.6 million as of March 31, 2001.

         The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan currently bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at March 31, 2001 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 8.00% and 5.05%, respectively, at March 31, 2001.

         As of March 31, 2001, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at March 31, 2001 amounted to $160,000 and relate to workman's compensation insurance policies.

         The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of March 31, 2001, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

         At March 31, 2001, the Company had working capital of $3.1 million, as compared to $2.3 million at July 1, 2000. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the nine months ended March 31, 2001 were $2.6 million compared with funds provided of $2.0 million in the corresponding period in fiscal 2000.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         During the nine months ended March 31, 2001, capital expenditures totaled $0.6 million compared with $0.3 million in the corresponding period in fiscal 2000, and consisted primarily of additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at March 31, 2001 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.2 million impact on interest expense for the nine months ended March 31, 2001.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is a party to lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition, results of operations or net cash flows of the Company.

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company has brought a third party claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999. It was determined that more information be gathered through depositions, which are ongoing. The Company anticipates another settlement mediation will be scheduled before the end of calendar 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                  None

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

         Date: May 9, 2001                        May 9, 2001