Form 10-K
period 2001-06-30
GIBRALTAR PACKAGING GROUP INC
filed 2001-09-24
CIK 882830

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-K
                                  (Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     (402) 463-1366                              www.gibraltarpackaginggroup.com
     (Registrant's telephone number,             (Registrant's website)
     including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant on September 10, 2001 was $3,590,633 (based upon the September 10, 2001 closing sale price of the common stock as reported on the NASDAQ Over-The-Counter Bulletin Board).

     The number of shares of common stock of the registrant outstanding as of September 10, 2001 was 5,041,544 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2001, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

================================================================================

                               Table of Contents

                                    PART I

                                                                         Page
                                                                         ----
Item 1     Business.....................................................   1

Item 2.    Properties...................................................   7

Item 3.    Legal Proceedings............................................   8

Item 4.    Submission of Matters to a Vote of Security Holders..........   8


                                    PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters..............................   9

Item 6.    Selected Financial Data......................................  10

Item 7.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations...............  11

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk....  15

Item 8.    Financial Statements and Supplementary Data..................  15

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.......................  15

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...........  16

Item 11.   Executive Compensation.......................................  16

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management.............................  16

Item 13.   Certain Relationships and Related Transactions...............  16

                                    PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K...........................  17

                                    PART I

Item 1.    Business
           --------

General

     Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") designs, manufactures, and markets packaging products nationwide, for numerous industries. The Company produces four types of packaging products through the use of three manufacturing facilities. These facilities are: Gibraltar Packaging Group, Inc. (dba "Great Plains Packaging", or "Great Plains") in Hastings, Nebraska; RidgePak Corporation (dba "Flashfold Carton") in Fort Wayne, Indiana; and Standard Packaging & Printing Corp. ("Standard Packaging") in Mount Gilead, North Carolina. Folding cartons is the primary product line for the Company; however, Standard Packaging also manufactures flexible packaging, and Great Plains Packaging also manufactures litho-laminated cartons and corrugated containers.

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

     Through the implementation of this strategy, the Company has improved operations and developed a stronger foundation for future growth. The Company has better positioned itself to take advantage of opportunities as they arise. Over the past fiscal year the Company has evaluated capacity levels at its three facilities and has implemented new technologies and equipment that will position the Company to increase its performance, productivity, and profitability. These advancements include the installation of blanking die-cutting equipment at its Hastings, Nebraska and Mount Gilead, North Carolina facilities, as well as the recent installation of a narrow web flexo press at the Hastings, Nebraska facility. Gibraltar will continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to continue to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and when applicable, implementing new technologies and equipment.

     The Company markets its products to customers located throughout the United States, with the majority of its sales located within the central, southern and eastern regions of the nation. The Company's sales are derived from a variety of industries including the following markets: food products, paper and allied products, pharmaceuticals and medical instruments, textiles, automotive, household, tobacco, and industrial products. The Company believes its three folding carton facilities are strategically located to enhance its competitive position by providing broad geographic coverage to serve larger, nationwide customers.

     Gibraltar's predecessor was incorporated under the name GPC Co. in Hastings, Nebraska in 1967, and subsequently changed its name to Great Plains Packaging Co. in 1986. In 1991 Great Plains Packaging Co. was reincorporated in Delaware, and its name was changed to Gibraltar Packaging Group, Inc.

     The Company's principal executive offices are located at 2000 Summit Avenue, Hastings, Nebraska 68901, its phone number is 402-463-1366, and its website is www.gibraltarpackaginggroup.com.

     Unless otherwise stated in this Annual Report, references to fiscal 2001, 2000, and 1999 relate to the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999, respectively.


        Manufacturing Products and Processes

     Gibraltar offers four types of packaging products, which are described in the following sections. The Company no longer offers the three product lines which were produced by GB Labels and Niemand due to the sale of these divisions, as mentioned above. Fluctuations in the percent of net sales for each product line can be attributed, in part, to the sale of these divisions.

     Folding Cartons

     The Company designs, manufactures, and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both product packaging and retail display of products. Sales of folding cartons represented approximately 79%, 73%, and 63% of the Company's net sales for fiscal 2001, 2000, and 1999, respectively.

     The Company believes that recent trends in the folding carton market favor manufacturers that can produce creative graphics to enhance visual presentation, point-of-sale appeal, and product differentiation. Specialty packaging designed to address these needs often includes graphics with high-resolution print, multiple colors, and innovative structural designs. The Company's internal structural design teams have won numerous industry awards, due in part, to the Company's emphasis on product design. The Company believes that its design resources enhance its competitiveness in the folding carton market, and result in increased profitability.

     Folding cartons are produced at each of the Company's three production facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mount Gilead, North Carolina. For offset printing, once a customer's order is received, paperboard rolls are purchased from outside suppliers and converted into sheets with sheeting equipment, in sizes determined for each order. Customers supply graphic disks, artwork, or film to the Company, and then specialized printing plates are created to use in the printing of paperboard sheets on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded, and glued into individual cartons per the carton specifications, and then packaged for shipment to customers. For the newly installed flexographic printing press, the process differs slightly. Once a customer's order is received, paperboard rolls are purchased from outside suppliers. Folding cartons are then produced directly from the roll stock by printing and die cutting in line to output blanks for gluing or flat packing. This printing process utilizes UV inks and coatings, which is an additional feature the Company can now offer to its customers.

     In June 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. This facility renewed their certification in June 1999 for another three-year term. In January 1998, the Company's Fort Wayne, Indiana facility also achieved ISO 9001 certification, and then renewed their certification in January 2001. The facility in Mount Gilead, North Carolina recently received ISO 9001 certification on June 20, 2001. ISO (International Organization for Standardization) has steadily become a worldwide standard for quality management. It requires a company to codify its quality program by defining and documenting its quality system.

   Flexible Poly-Film Packaging

   Flexible packaging sales represented approximately 11%, 11%, and 9% of the Company's net sales for fiscal 2001, 2000, and 1999, respectively.

   The flexible packaging industry has experienced significant historical growth due to advances in plastic technology and the popularity of convenient packaging. Flexible packaging offers light-weight, low-bulk, resource-conserving packaging that also protects perishable products, by creating a barrier against air and moisture. For consumer marketing purposes, flexible packaging combines high-quality, multicolor graphics, with a see-through feature that enables the consumer to see the product within the package, along with the package graphics. Although the Company sells most of its flexible packaging for use in the food, textile, and household products markets, flexible packaging is also used by many other industries.

   Flexible packaging is produced at the Standard Packaging facility in Mount Gilead, North Carolina. The Company purchases its plastic films including polyethylene, polypropylene, and similar materials, from film manufacturers rather than producing its own plastic films. The film is printed at the Company's facilities using multicolor printing presses. The printed rolls are then slit into smaller rolls, or shipped in roll form, to customers who then convert it into its final package form (for example, bags, pouches or overwrap). The Company also converts the printed film rolls into bags or pouches, and then ships the final package forms to its customers. The Company has additional capabilities which can be incorporated into poly-film packaging, which include affixing pressure-sensitive labels, attaching hanging display hooks, grommets, zip-lock closures, and tape seals.

   Specialty Laminated Cartons

   At the Hastings, Nebraska facility, the Company manufactures specialty laminated cartons, which it markets to customers throughout the United States, primarily in the food, automotive, household, and industrial markets. Laminated cartons are used for the retail sale of products and offer customers a number of visual marketing benefits. Specialty laminated carton sales represented approximately 6% of the Company's net sales for fiscal years 2001, 2000, and 1999.

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

   Corrugated Containers

   The Company's Hastings, Nebraska facility also designs and manufactures printed corrugated containers, which it markets to customers located in the mid-western United States. The primary markets for this product line are the automotive, industrial, and agricultural markets. Corrugated container sales represented approximately 4% of the Company's net sales for fiscal years 2001 and 2000, respectively, and 3% for fiscal 1999.

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

Discontinued Products

   Contract Packaging and Filling

   Contract packaging and filling services were provided by the Niemand facility located in Marion, Alabama. Sales for this product line represented approximately 3% and 6% of the Company's net sales for fiscal 2000 and 1999, respectively. In February 2000, in connection with the Company's strategy to refocus on its core business of folding cartons, the Company sold the operating assets of Niemand's contract packaging and filling business, and no longer manufactures these products.

   Tubular, Spiral-Wound Paper Packaging

   The Niemand facility in Marion, Alabama manufactured tubular paper packaging products. Net sales of tubular, spiral-wound packaging represented approximately 2% and 11% of the Company's net sales for fiscal 2000 and 1999, respectively. In June 1999, in connection with the Company's strategy to refocus on its core business of folding cartons, the Company finalized the sale of the operating assets of Niemand's tubular, spiral-wound paper packaging business, and no longer manufactures these products.

   Pressure-Sensitive Labels

   The GB Labels facility in Burlington, North Carolina, manufactured pressure-sensitive labels. Net sales for this product line accounted for approximately 1% of the Company's net sales for fiscal 2000 and 2% of the Company's net sales for fiscal 1999. These labels are backed with adhesive, mounted on paper backing and typically shipped in rolls to customers. Customers use these labels for a variety of applications, including product promotions, packaging modifications, clothing packaging and labeling, as well as other applications. In August 1999, in connection with the Company's strategy to refocus on its core business of folding cartons, the Company sold all of the operating assets of its GB Labels division, and no longer manufactures pressure-sensitive labels.

Competition

   The packaging markets in which the Company competes are highly fragmented and increasingly competitive. The Company competes with numerous small, non-integrated companies that produce one or more packaging products and, to a lesser extent, with divisions or subsidiaries of large integrated packaging producers, as well as in-house packaging operations. The vertically integrated paperboard, oil, and chemical companies that the Company competes with may have multiple lines of business and produce their own raw materials. In general, the integrated companies focus primarily on producing large quantities of basic, commodity packaging and often provide their products to large companies nationwide. The non-integrated manufacturers generally operate only one or two production facilities and emphasize higher-margin, value-added packaging, often with specialized or customized graphics. Unlike the integrated manufacturers, these manufacturers produce smaller orders of packaging with quick turnaround, and in many cases also work with the customer in designing the packaging.

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

Raw Materials

   Raw materials used in the Company's production process include paperboard, inks, flexible films, resin, and adhesives, all of which the Company purchases from more than one supplier. In fiscal 2001, prices for these materials remained relatively steady, with some decreases experienced for certain materials. The Company anticipates that prices will continue to remain comparatively stable through the first and second quarters of fiscal 2002. Although the Company has historically been able to pass material increases on to its customers, any future price increases could have an adverse impact on the Company's results of operations, if the Company is unable to continue to pass these increases on to its customers.

    The supply of materials such as polyethylene, polypropylene, and other plastic films and resins used in the manufacture of flexible packaging, is subject to the disruptions generally associated with the petroleum and petroleum product markets. The supply of plastic materials depends upon factors beyond the control of the Company, including, directly or indirectly, changes in the economy, price levels and seasons, the level of domestic oil production, the availability of imports, and the actions of OPEC. In addition, if the supply of oil-based resins or plastic films should tighten in the future, vertically integrated producers may have an advantage over the Company, as such competitors could allocate scarce resin resources to their own flexible packaging units, or transfer them at advantageous prices to their own flexible packaging units.

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

Customers

   The Company derives its sales from a diverse market base. In fiscal 2001, the Company sold its products throughout the United States to over 475 different customers for use in a variety of industries. The table below sets forth the Company's approximate percent of net sales by market for each of the years indicated. In fiscal 2001, the company reviewed its industry classifications to better represent the customer base it currently serves. These changes are reflected in each of the fiscal years listed below. Fluctuations in the percentage of net sales for certain industries can be attributed, in part, to the sale of the GB Labels and Niemand Industries divisions.

   -------------------------------------------------------------------------
                                                June 30,   July 1,   July 3,
                                                  2001      2000      1999
                                                  ----      ----      ----

   Food products                                   19%       17%       17%
   Paper and allied products                       18%       17%       13%
   Pharmaceutical and medical instruments          15%       15%       16%
   Textiles                                        14%       18%       17%
   Automotive products                             10%       11%        9%
   Household products                               9%       11%       13%
   Tobacco products                                 8%        3%        2%
   Industrial products                              2%        2%        2%
   Other                                            5%        6%       11%
                                                  ----      ----      ----
   Total net sales                                100%      100%      100%
                                                  ====      ====      ====
   -------------------------------------------------------------------------

   Sales to the Company's top three customers accounted for approximately 36% of the Company's net sales for fiscal 2001. Sales to Smead Manufacturing represented approximately 17%, and sales to Anchor Food Products represented approximately 11% of net sales in fiscal 2001.

   The Company believes that developing long-term relationships with customers is critical to its success in the packaging industry. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from one to three years.

Employees

   As of June 30, 2001, the Company employed approximately 452 full-time employees--96 salaried, and 356 hourly. The Company primarily markets its products and services through 13 employee sales representatives, as well as several commissioned brokers or agents.

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

   Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $431,000 from $432,000 at June 30, 2001 and July 1, 2000, respectively, reflects legal and environmental consulting expenses incurred in fiscal 2001. Incurred expenses as of June 30, 2001 related to remediation totaled $319,000. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


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

   The Company's facilities and equipment are generally in good operating condition, and are suitable for their respective uses and adequate for current needs.

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

   On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company has brought a third party claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999. The parties determined to gather additional information through depositions, which are ongoing. The Company anticipates another settlement mediation will be scheduled before the end of 2001.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   No matters were submitted to a vote of the stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended June 30, 2001.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           -----------------------------------------------------------------
           Matters
           -------

Price Range of Common Stock

   The Company's common stock is currently traded on the NASDAQ Over-The-Counter Bulletin Board. The trading symbol for the Company's common stock is "PACK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported by NASDAQ:

                                                            HIGH     LOW

  FISCAL 2001
   Fourth Quarter                                          $ 1.56  $ 1.25
   Third Quarter                                             1.75    1.25
   Second Quarter                                            1.56    0.88
   First Quarter                                             1.06    0.63

  FISCAL 2000
   Fourth Quarter                                          $ 1.06  $ 0.75
   Third Quarter                                             1.00    0.50
   Second Quarter                                            1.00    0.38
   First Quarter                                             1.03    0.69

   There were approximately 166 shareholders of record of the Company's common stock as of September 10, 2001. The Company believes that the number of beneficial owners of its common stock is approximately 700.

Dividend Policy

   Historically, the Company has not paid cash dividends on its common stock. Any payment of cash dividends in the future will depend upon the terms of the Company's debt instruments, the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. In addition, the Company's credit facility with First Source Financial LLP restricts the ability of the Company to pay dividends.

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

               Gibraltar Packaging Group, Inc. and Subsidiaries
                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                                            Years Ended
                                                    -------------------------------------------------------------
                                                    June 30,      July 1,      July 3,      June 27,    June 28,
                                                    2001/(1)/    2000/(2)/    1999/(3)/    1998/(4)/    1997/(5)/
                                                    ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:

Net Sales                                            $64,084      $67,543     $ 76,514     $ 75,890       $74,710
Cost of Goods Sold                                    50,908       54,998       65,711       64,138        59,396
Gross Profit                                          13,176       12,545       10,803       11,752        15,314
Operating Expenses                                     7,961        7,862       21,802       26,411        11,362
Income (Loss) From Operations                          5,215        4,683      (10,999)     (14,659)        3,952
Other Expense - Net                                    2,499        3,130        3,324        3,989         3,061
Provision (Benefit) for Income Taxes                    (923)         483         (751)      (1,435)          559
Income (Loss) before Extraordinary Item                3,639        1,070      (13,572)     (17,213)          332
Net Income (Loss)                                      3,639        1,070      (13,572)     (17,213)          225

Basic and Diluted Per Common Share Amounts:
Income (Loss) before Extraordinary Item                 0.72         0.21        (2.69)       (3.41)         0.07
Net Income (Loss)                                       0.72         0.21        (2.69)       (3.41)         0.05
Weighted Average Shares Outstanding                    5,042        5,042        5,042        5,042         5,042

Balance Sheet Data:

Working Capital                                        2,403        2,333        3,357        4,969         6,078
Total Assets                                          36,374       37,654       43,338       59,371        75,058
Long-Term Debt (net of current portion)               18,578       22,498       27,943       27,872        27,382
Stockholders' Equity                                   5,155        1,516          446       14,018        31,100


   (1) Includes a $2.0 million reduction to the tax provision. As a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.
   (2) Includes the effect of the sale of the operating assets of Niemand in June 1999 and February 2000 and the sale of the operating assets of GB Labels in August 1999.
   (3) Includes impairment write-downs of long-lived assets related to Flashfold Carton and GB Labels of $11,861 and $352, respectively, and restructuring charges of $235 related to the relocation of the Company's corporate offices.
   (4) Includes a charge for severance and relocation costs of approximately $500 and a restructuring charge of $170 consisting of severance costs for divisional personnel. Results also include an impairment write-down of long-lived assets related to Niemand of approximately $14,083 and a write-off of unamortized finance costs related to the Harris Bank refinancing of approximately $854.
   (5) Includes an extraordinary after-tax loss of $107 reflecting the write-off of unamortized finance costs of a previous refinancing.

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

                                                        Years Ended
                                                ---------------------------
                                                June 30,   July 1,   July 3,
                                                  2001      2000      1999
                                                  ----      ----      ----
  Net Sales                                      100.0%    100.0%    100.0%
  Cost of Goods Sold                              79.4      81.4      85.9
  Gross Profit                                    20.6      18.6      14.1
  Operating Expenses                              12.4      11.6      28.5
  Income (Loss) from Operations                    8.1       6.9     (14.4)
  Other Expense - Net                              3.9       4.6       4.3
  Provision (Benefit) for Income Taxes            (1.4)      0.7      (1.0)
  Net Income (Loss)                                5.7%      1.6%    (17.7)%

Fiscal Year 2001 vs. 2000

   In fiscal 2001, the Company had net sales of $64.1 million compared with $67.5 million in fiscal 2000, a decrease of $3.5 million or 5.1%. An increase in sales from retained operations of $0.4 million was offset by a reduction in sales of $3.9 million following the sale of the operating assets of GB Labels in August 1999 and Niemand in February 2000. See "Item 1. Business-General." Sales from retained operations were strong in the first half of the fiscal year, but were negatively impacted by the overall slow-down in economic conditions in the second half.

   Gross profit for fiscal 2001 increased to 20.6% of net sales from 18.6% in fiscal 2000. This increase was due primarily to an influx of new business with higher margins, reduced payroll costs, and the divestiture of low margin business from the sale of the operating assets of Niemand and GB Labels. Additionally, the Company still benefits from continuing cost control efforts and productivity gains carried over from the previous year. Cost of goods sold decreased $4.1 million, or 7.4%, to $50.9 million in fiscal 2001 compared to $55.0 million in fiscal 2000. The sale of the operating assets of GB Labels and Niemand accounted for $3.9 million of the decrease.

   Operating income for fiscal 2001 was $5.2 million compared with $4.7 million in fiscal 2000, an increase of $0.5 million or 11.4%. This increase was the result of the operating improvements from the retained operations and the sale of the operating assets of GB Labels and Niemand. Selling, general and administrative expenses increased $0.1 million or 1.6% to $7.8 million in fiscal 2001 from $7.7 million in fiscal 2000. Expressed as a percentage of net sales, selling, general and administrative expenses increased to 12.2% in fiscal 2001, compared with 11.4% in fiscal 2000. This is the result of an increase in third party brokers commissions and bad debt expense, partially offset by decreases due to the sale of the operating assets of Niemand and GB Labels.

   Total interest expense decreased $0.5 million, or 17.9%, to $2.5 million in fiscal 2001 from $3.0 million in fiscal 2000. The decrease is primarily the result of $5.8 million in lower average borrowings and lower average interest rates.

   The income tax benefit as a percentage of pre-tax income for fiscal 2001 was 34.0% compared with an income tax provision of 31.1% for fiscal 2000. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets. See
Note 5 of the Notes to Consolidated Financial Statements for a detailed description of the adjustment to the deferred income tax asset valuation.

   Net income in fiscal 2001 was $3.6 million, or $0.72 per share, compared to $1.1 million or $0.21 per share in fiscal 2000. Net income in fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $2.0 million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income would have been $1.7 million (or $0.33 per share). The following table illustrates the effect of the income tax asset valuation allowance (in thousands, except per share data):

                                                                             Excluding Impact of
                                                                               Change in Tax
                                                     As Reported             Valuation Allowance
                                                  -----------------          -------------------
Income Before Income Taxes                                   $2,716                       $2,716
Provision (Benefit) for Income Taxes                           (923)                       1,046
                                                  -----------------          -------------------
Net Income                                                   $3,639                       $1,670
                                                  =================          ===================
Net Income Per Share                                         $ 0.72                       $ 0.33
                                                  =================          ===================

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

   Gross profit for fiscal 2000 increased to 18.6% of net sales from 14.1% in fiscal 1999. Increased productivity, better pricing, and cost control efforts played a large role in this improvement. Gross margins at Flashfold Carton were further improved when compared to the prior year as a result of lower depreciation following the impairment write-down of long-lived assets in fiscal 1999, and as a result of inventory valuation adjustments in the third quarter of fiscal 1999. These improvements were partially offset by lower margins from Niemand and GB Labels and higher self-funded medical plan claims. Cost of goods sold decreased $10.7 million, or 16.3%, to $55.0 million in fiscal 2000 compared to $65.7 million in fiscal 1999. The sale of the operating assets of GB Labels and Niemand accounted for $10.0 million of the decrease, partially offset by increases related to higher sales from retained operations.

   Selling, general and administrative expenses decreased $1.3 million or 14.5% to $7.7 million in fiscal 2000 from $9.0 million in fiscal 1999. Expressed as a percentage of net sales, selling, general and administrative expenses decreased slightly to 11.4% in fiscal 2000, compared with 11.8% in fiscal 1999. Selling expenses decreased primarily as a result of the sale of the operating assets of GB Labels and Niemand. Additional cost savings resulted from reorganizing the Company's sales force and continued cost reduction efforts, which included the relocation of the corporate headquarters in the second quarter of fiscal 1999.

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

   Interest expense decreased $0.3 million or 8.8% to $3.0 million in fiscal 2000 from $3.3 million in fiscal 1999. This decrease is primarily the result of $4.3 million in lower average borrowings coupled with slightly higher average interest rates.

   The income tax provision as a percentage of pre-tax income for fiscal 2000 was 31.1%, which differs from the statutory rate primarily as a result of a change in the Company's valuation allowance, offset by non-deductible amortization of goodwill. The equivalent tax rate for fiscal 1999 was an income tax benefit of 5.2%.

Financial Condition

     The Company's credit facility with First Source Financial LLP ("First Source"), as amended, provides for a five-year $25 million term loan and a five-year $12 million working capital revolving line of credit ("Revolver"). The loan requires monthly principal payments of $229,167 through April 2003, with the balance of $9,692,435 due on July 31, 2003. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $12 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $1.9 million as of June 30, 2001.

     The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan currently bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at June 30, 2001 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 6.75% and 3.76%, respectively, at June 30, 2001.

     As of June 30, 2001, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at June 30, 2001 amounted to $160,000 and relate to workman's compensation insurance policies.

     The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of June 30, 2001, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

   At June 30, 2001, the Company had working capital of $2.4 million, as compared to $2.3 million at July 1, 2000. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $4.3 million in fiscal 2001 and $2.9 million in fiscal 2000. This increase is primarily attributable to higher profitability during fiscal 2001 when compared to fiscal 2000.

   During fiscal 2001, capital expenditures totaled $0.8 million compared with $0.3 million in fiscal 2000, and consisted primarily of additions to machinery and equipment as well as improvements to existing facilities. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

   Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with First Source will be sufficient to meet working capital and capital expenditure requirements in the near term.

   Inflation

   Inflation has not had a significant impact on the Company's cost structure.

   Impact of New Accounting Pronouncements

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

   In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income for the years ended June 30, 2001, July 1, 2000, and July 3, 1999 by $135,000, $161,000,
and $345,000 respectively.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

   The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at June 30, 2001 is at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.2 million impact on interest expense for the fiscal year ended June 30, 2001.

Forward-Looking Statements

   Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company's products due to overall economic conditions; (2) the Company's ability to execute its business plan; (3) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (4) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (5) the introduction of competing products by other firms; (6) pressure on pricing from competition or purchasers of the Company's products; (7) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (8) continued stability in other raw material prices, including oil-based resin and plastic film; (9) the impact of government regulation on the Company's manufacturing, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; and (11) the outcome of the Anthem Health Plans litigation. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports of Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

   Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

Item 9.   Change in and Disagreements With Accountants on Accounting and
          --------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

   The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Items 401 and 405 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information - Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001, and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2001 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

Item 11.  Executive Compensation
          ----------------------

   The information relating to the compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001 and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2001 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

   The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001 and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2001 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

   The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2001 and is hereby incorporated by reference. If the definitive proxy statement for the 2001 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2001 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     (a) (1)  Financial Statements                                 Page

     Independent Auditors' Report                                  F-1

     Consolidated Balance Sheets,
      June 30, 2001 and July 1, 2000                               F-2

     Consolidated Statements of Operations,
      Years Ended June 30, 2001, July 1, 2000, and July 3, 1999    F-3

     Consolidated Statements of Stockholders' Equity,
      Years Ended June 30, 2001, July 1, 2000, and July 3, 1999    F-4

     Consolidated Statements of Cash Flows,
      Years Ended June 30, 2001, July 1, 2000, and July 3, 1999    F-5

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

   **10.54 Memorandum of Understanding, dated July 3, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.54 to Gibraltar's Annual Report on Form 10-K for the period ended July 1, 2000 (File No. 00-19800)).

   **10.55 Letter of Resignation, dated September 1, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.55 to Gibraltar's Annual Report on Form 10-K for the period ended July 1, 2000 (File No. 00-19800)).

     10.56 Eighth Amendment to Secured Credit Agreement, dated September 30, 2000, among Gibraltar Packaging Group, Inc., various financial institutions and First Source Financial LLP, Individually and as agent (incorporated by reference to Exhibit 10.56 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 00-19800)).

   * 10.57 Amendment to Asset Purchase Agreement, dated April 6, 2001, among TEKPAK, Inc., Niemand Industries, Inc. and Gibraltar Packaging Group, Inc.

     21.1 Subsidiaries of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

   * 23.1      Consent of Deloitte & Touche LLP.

________________
*Filed herewith.

**Indicates management contract or compensatory plan.

        (b)     Reports on Form 8-K.

                None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GIBRALTAR PACKAGING GROUP, INC.

By:   /s/ Lyle O. Halstead                  /s/ Brett E. Moller
      -------------------------------       ------------------------------
      Lyle O. Halstead                      Brett E. Moller
      V. P. Finance - Operations            V. P. Finance - Corporate
      (Principal Accounting Officer)        (Principal Financial Officer)

Date: September 21, 2001                    September 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Walter E. Rose                     /s/ Richard D. Hinrichs
     ------------------                     ---------------------------------
     Walter E. Rose                         Richard D. Hinrichs
     Chief Executive Officer and            Chief Operating Officer and Director
     Chairman of the Board                  September 21, 2001
     (Principal Executive Officer)
     September 21, 2001


     /s/ David G. Chandler                  /s/ Robert G. Shaw
     ---------------------                  ----------------------------
     David G. Chandler                      Robert G. Shaw
     Director                               Director
     September 21, 2001                     September 21, 2001


     /s/ John D. Strautnieks                /s/ John W. Lloyd
     ------------------------               -------------------------
     John D. Strautnieks                    John W. Lloyd
     Director                               Director
     September 21, 2001                     September 21, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors
Gibraltar Packaging Group, Inc.
Hastings, Nebraska

We have audited the accompanying consolidated balance sheets of Gibraltar Packaging Group, Inc. and its subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gibraltar Packaging Group, Inc. and subsidiaries at June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
August 8, 2001

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                                          June 30,    July 1,
                                                                            2001       2000
ASSETS

CURRENT ASSETS:
  Cash                                                                    $    144   $    160
  Accounts receivable  (Net of allowance for doubtful accounts of $508
   and $185, respectively)                                                   6,285      6,442
  Inventories                                                                6,693      6,810
  Deferred income taxes                                                        725        582
  Prepaid and other current assets                                             766        578
                                                                          --------   --------
   Total current assets                                                     14,613     14,572
PROPERTY, PLANT AND EQUIPMENT - Net                                         16,590     18,031
GOODWILL  (Net of accumulated amortization of $2,090 and
  $1,955, respectively)                                                      4,247      4,382
DEFERRED INCOME TAXES                                                          105          -
OTHER ASSETS  (Net of accumulated amortization of $487 and
  $306, respectively)                                                          819        669
                                                                          --------   --------
TOTAL                                                                     $ 36,374   $ 37,654
                                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Checks not yet presented                                                $  1,115   $    797
  Current portion of long-term debt                                          2,769      2,751
  Accounts payable                                                           4,925      5,208
  Accrued expenses                                                           3,401      3,483
                                                                          --------   --------
   Total current liabilities                                                12,210     12,239
LONG-TERM DEBT - Net of current portion                                     18,578     22,498
DEFERRED INCOME TAXES                                                            -        894
OTHER LONG-TERM LIABILITIES                                                    431        507
                                                                          --------   --------
   Total liabilities                                                        31,219     36,138
                                                                          --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; none issued                                                -          -
  Common stock, $.01 par value; 10,000,000 shares
   authorized; 5,041,544 issued and outstanding                                 50         50
  Additional paid-in capital                                                28,162     28,162
 Accumulated deficit                                                       (23,057)   (26,696)
                                                                          --------   --------
   Total stockholders' equity                                                5,155      1,516
                                                                          --------   --------
TOTAL                                                                     $ 36,374   $ 37,654
                                                                          ========   ========

See notes to consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JULY 3, 1999
                       (In thousands except share data)

                                                   2001         2000        1999
NET SALES                                      $   64,084   $   67,543  $   76,514

COST OF GOODS SOLD                                 50,908       54,998      65,711
                                               ----------   ----------  ----------
GROSS PROFIT                                       13,176       12,545      10,803
                                               ----------   ----------  ----------
OPERATING EXPENSES:

 Selling, general, and administrative               7,826        7,701       9,009

 Amortization of goodwill                             135          161         345

 Restructuring charges                                  -            -         235

 Impairment of long-lived assets                        -            -      12,213
                                               ----------   ----------  ----------

  Total operating expenses                          7,961        7,862      21,802
                                               ----------   ----------  ----------

INCOME (LOSS) FROM OPERATIONS                       5,215        4,683     (10,999)
                                               ----------   ----------  ----------
OTHER (INCOME) EXPENSE:

 Interest expense                                   2,499        3,043       3,336

 Other (income) expense - net                           -           87         (12)
                                               ----------   ----------  ----------

  Other expense - net                               2,499        3,130       3,324
                                               ----------   ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                   2,716        1,553     (14,323)
PROVISION (BENEFIT) FOR INCOME TAXES                 (923)         483        (751)
                                               ----------   ----------  ----------

NET INCOME (LOSS)                              $    3,639   $    1,070  $  (13,572)
                                               ==========   ==========  ==========

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
 Net Income (Loss)                                  $0.72        $0.21      $(2.69)
                                               ==========   ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING             5,041,544    5,041,544   5,041,544
                                               ==========   ==========  ==========
 (basic and diluted)

See notes to consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JULY 3, 1999
                       (In thousands except share data)

                            Common Stock     Additional
                          -----------------
                          Number of           Paid-in    Accumulated
                           Shares    Amount   Capital      Deficit       Total

BALANCE, June 27, 1998    5,041,544     $50     $28,162     $(14,194)  $ 14,018

Net loss                          -       -           -      (13,572)   (13,572)
                          ---------  ------  ----------     --------   --------

BALANCE, July 3, 1999     5,041,544      50      28,162      (27,766)       446

Net income                        -       -           -        1,070      1,070
                          ---------  ------  ----------     --------   --------

BALANCE, July 1, 2000     5,041,544      50      28,162      (26,696)     1,516

Net income                        -       -           -        3,639      3,639
                          ---------  ------  ----------     --------   --------

BALANCE, June 30, 2001    5,041,544     $50     $28,162     $(23,057)  $  5,155
                          =========  ======  ==========     ========   ========

See notes to consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JULY 3, 1999
                                (In thousands)

                                                                           2001            2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $ 3,639        $ 1,070        $(13,572)
  Adjustments to reconcile net income (loss) to
  net cash flows from operating activities:
     Impairment write-down of long-lived assets                                 -              -          12,213
     Depreciation and amortization                                          2,212          2,359           3,062
     Gain on sale of property, plant and equipment                            (55)           (13)            (12)
     Deferred income taxes                                                 (1,142)           450            (905)
     Changes in operating assets and liabilities:
       Accounts receivable - net                                              157            101             422
       Inventories                                                            117             69           1,927
       Prepaid expenses and other assets                                     (519)          (289)              7
       Accounts payable                                                        35           (815)         (2,951)
       Accrued expenses and other liabilities                                (158)           (11)            319
                                                                          -------        -------        --------

  Net Cash Flows from Operating Activities                                  4,286          2,921             510
                                                                          -------        -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                         403             38              16
  Proceeds from sale of Niemand and GB Labels                                   -          2,907             677
  Purchases of property, plant and equipment                                 (803)          (331)         (1,245)
                                                                          -------        -------        --------

  Net Cash Flows from Investing Activities                                   (400)         2,614            (552)
                                                                          -------        -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving credit facility                  (798)          (777)          2,998
  Net principal repayments of long-term debt                               (3,081)        (4,764)        (32,943)
  Net repayments under capital leases                                         (23)           (32)            (39)
  Proceeds from issuance of long-term debt                                      -              -          30,830
  Refinancing costs                                                             -              -            (720)
                                                                          -------        -------        --------

  Net Cash Flows from Financing Activities                                 (3,902)        (5,573)            126
                                                                          -------        -------        --------

NET INCREASE (DECREASE) IN CASH                                               (16)           (38)             84

CASH AT BEGINNING OF YEAR                                                     160            198             114
                                                                          -------        -------        --------

CASH AT END OF YEAR                                                       $   144        $   160        $    198
                                                                          =======        =======        ========

SUPPLEMENTAL DISCLOSURE:
  Income taxes paid                                                       $   191        $     8        $    247
                                                                          =======        =======        ========
  Interest paid                                                           $ 2,365        $ 2,969        $  3,116
                                                                          =======        =======        ========

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Capital lease obligations                                               $     -        $     -        $     82
                                                                          =======        =======        ========

See notes to consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE YEARS ENDED JUNE 30, 2001, JULY 1 2000, AND JULY 3, 1999


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

Accounts Receivable - The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

                                                        Years Ended
                                               ------------------------------
                                               June 30,    July 1,    July 3,
                                                 2001       2000       1999

  Allowance, Beginning of Year                  $ 185     $ 194      $ 162

  Provision for Uncollectible Accounts            342        28        122

  Write-off of Uncollectible Accounts             (19)      (37)       (90)
                                                -----     -----      -----

  Allowance, End of Year                        $ 508     $ 185      $ 194
                                                =====     =====      =====

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment - Depreciation is provided using the straight-line method over the following estimated useful lives:

  Buildings                                               30 years
  Machinery and equipment                               2-20 years
  Vehicles                                               3-8 years
  Furniture and fixtures                                3-10 years

Goodwill - The excess of the purchase price over the net assets acquired is being amortized over a forty-year period on a straight-line basis. The carrying value of goodwill is evaluated in relation to the operating performance and future undiscounted net cash flows of the related acquired businesses.

Impairment of Long-Lived Assets - Recoverability of long-lived assets not held for sale are evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The evaluation of the recoverability of long-lived assets that are held for sale are based on comparing the assets' carrying amount with its fair value less cost to sell. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in fiscal years 2001 and 2000.

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

Shipping and Handling Costs - Shipping and handling costs are included in cost of goods sold in the consolidated statements of operations.

Earnings per share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

New Accounting Pronouncements - During the first quarter of fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

During the first quarter of fiscal 2001, the Company also implemented SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. The implementation of this SAB did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income for the years ended June 30, 2001, July 1, 2000, and July 3, 1999 by $135,000, $161,000, and
$345,000, respectively.

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

Reclassification - Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the fiscal 2001 presentation.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                                   June 30,  July 1,
                                                      2001     2000

    Finished goods                                  $4,846   $4,995
    Work in process                                    797      676
    Raw materials                                      764      848
    Manufacturing supplies                             286      291
                                                    ------   ------
                                                    $6,693   $6,810
                                                    ======   ======

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):

                                                           June 30,    July 1,
                                                              2001       2000

    Land                                                   $   632    $   707
    Buildings                                               11,852     12,066
    Machinery, equipment
     and vehicles                                           20,711     20,264
    Furniture and fixtures                                   1,516      1,473
    Construction-in-progress                                    19         90
                                                           -------    -------
                                                            34,730     34,600
    Less accumulated depreciation                           18,140     16,569
                                                           -------    -------
                                                           $16,590    $18,031
                                                           =======    =======

4.  FINANCING AGREEMENTS

Long-term debt consisted of (columnar amounts in thousands):

                                                           June 30,      July 1,
                                                              2001         2000
First Source term loan                                     $14,734      $17,815

Revolving credit facility                                    6,575        7,373

Capital lease obligations                                       38           61
                                                           -------      -------
Total                                                       21,347       25,249
Less current portion                                         2,769        2,751
                                                           -------      -------
Long-term debt                                             $18,578      $22,498
                                                           =======      =======

The Company's credit facility with First Source Financial LLP ("First Source"), as amended, provides for a five-year $25 million term loan and a five-year $12 million working capital revolving line of credit ("Revolver"). The loan requires monthly principal payments of $229,167 through April 2003, with the balance of $9,692,435 due on July 31, 2003. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $12 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $1.9 million as of June 30, 2001.

The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan currently bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at June 30, 2001 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 6.75% and 3.76%, respectively, at June 30, 2001.

As of June 30, 2001, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at June 30, 2001 amounted to $160,000 and relate to workman's compensation insurance policies.

The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of June 30, 2001, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

Anticipated maturities of long-term debt subsequent to June 30, 2001, pursuant to the credit facility and future minimum payments under finance leases, are as follows (in thousands):

                                                                  Amounts
         2002                                                     $ 2,769
         2003                                                       2,310
         2004                                                      16,268
                                                                  -------
         Total                                                    $21,347
                                                                  =======

5.   INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                              June 30,   July 1,  July 3,
                                                  2001      2000     1999
  Current:
   Federal                                    $     62    $    -  $    71
   State                                           157        33       83
  Deferred                                      (1,142)      450     (905)
                                              --------    ------  -------
                                              $   (923)   $  483  $  (751)
                                              ========    ======  =======

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes:

                                              June 30,   July 1,  July 3,
                                                  2001      2000     1999

  Statutory rate                              $    923    $  528  $(4,870)
  State income tax effect                           95        45     (215)
  Change in valuation
   allowance                                    (1,969)     (127)   1,176
  Disallowed losses with respect
   to impaired asset
    write-down                                       -         -    3,023
  Amortization of goodwill                          46        55      117
  Other - net                                      (18)      (18)      18
                                              --------    ------  -------
  Total                                       $   (923)   $  483  $  (751)
                                              --------    ------  -------

Deferred income tax (liabilities) assets result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax liabilities and assets are comprised of the following (in thousands):

                                                         June 30,     July 1,
                                                             2001        2000
Deferred income tax assets:
   Difference in basis of amortizable assets             $    210     $   816
   Non-deductible accrued liabilities                         939         989
   State net operating loss carryforwards                   1,502       1,559
   State tax credits carryforward                             875         875
   Federal net operating loss carryforward                  2,223       3,098
   AMT credit carryforward                                    454         385
   Differences in the basis of inventory
     for tax purposes                                         178         123
   Other - net                                                 12          40
                                                         --------     -------
  Total                                                     6,393       7,885
  Deferred tax asset valuation allowance                   (2,313)     (4,282)
                                                         --------     -------
   Net                                                      4,080       3,603
                                                         --------     -------
  Deferred tax liabilities:
   Difference in basis of property, plant
     and equipment                                         (3,061)     (3,463)
   Other                                                     (189)       (452)
                                                         --------     -------
  Total                                                    (3,250)     (3,915)
                                                         --------     -------
  Net deferred income tax
   asset (liability)                                     $    830     $  (312)
                                                         ========     =======

At June 30, 2001, the Company had the following tax net operating loss carryforwards for federal income tax purposes (in thousands):

Expiration                                                            Amounts
  2012                                                                $   180
  2013                                                                  3,271
  2019                                                                  3,017
  2020                                                                     71
                                                                      -------
  Total                                                               $ 6,539
                                                                      =======

At June 30, 2001, the Company had a state investment tax credit carryforward of approximately $0.9 million which expires if unutilized by the year 2006. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

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

The change in benefit obligation and plan assets and the reconciliation of funded status for the years presented included the following components (dollars in thousands):

                                                            June 30,   July 1,
                                                                2001      2000
  Change in benefit obligations:
   Benefit obligation at beginning of year                     $ 555     $ 529
   Service cost                                                   43        45
   Interest cost                                                  43        39
   Actuarial gain                                                 54       (23)
   Benefits paid                                                 (97)      (35)
                                                               -----     -----
   Benefit obligation at end of year                             598       555
                                                               -----     -----

  Change in plan assets:
   Fair value of plan assets at beginning of year                685       602
   Actual return on plan assets                                   13        64
   Employer contribution                                          65        54
   Benefits paid                                                 (97)      (35)
                                                               -----     -----
   Fair value of plan assets at end of year                      666       685
                                                               -----     -----

  Reconciliation of funded status:
   Plan assets in excess of projected benefit obligation          68       130
   Unrecognized loss                                             115        16
   Contributions made after the measurement date                  40         -
                                                               -----     -----
   Prepaid pension cost recognized on balance sheet            $ 223     $ 146
                                                               =====     =====
  Discount rate used to calculate the above liability           7.25%     8.00%

The net periodic pension cost and assumptions used for the years presented included the following components (dollars in thousands):

                                                  June 30,   July 1,   July 3,
                                                      2001      2000      1999
  Service cost-benefits
   earned during the period                          $  43     $  45     $  58
  Interest cost on projected
   benefit obligation                                   43        39        32
  Expected return on plan
   assets                                              (58)      (52)      (44)
  Amortization of loss                                   -         -         5
                                                     -----     -----     -----
  Net periodic pension cost                          $  28     $  32     $  51
                                                     =====     =====     =====

  Discount rate used to
   calculate expense                                  8.00%     7.50%     6.50%
  Expected long-term rate of
   return on plan assets                              8.00%     8.00%     8.00%

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

The Company's contributions to the Gibraltar Plan for the years ended June 30, 2001, July 1, 2000, and July 3, 1999 were approximately $83,000, $86,000 and
$115,000 respectively.


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

A summary of stock option transactions under the Company's employee option plans and the Director's stock plan for each of the three years in the period ended June 30, 2001 is as follows:

                                                      Weighted Average
                                    Shares             Exercise Price
                                    ------             --------------
  Outstanding at June 27, 1998      280,834              $     4.73
     Granted                              -                       -
     Exercised                            -                       -
     Canceled or Lapsed            (228,000)                   4.07
                                   --------              ----------
  Outstanding at July 3, 1999        52,834                    7.59
     Granted                              -                       -
     Exercised                            -                       -
     Canceled or Lapsed              (1,500)                   9.00
                                   --------              ----------
  Outstanding at July 1, 2000        51,334              $     7.55
     Granted                              -                       -
     Exercised                            -                       -
     Canceled or Lapsed                   -                       -
                                   --------              ----------
  Outstanding at June 30, 2001       51,334              $     7.55
                                   ========              ==========

  Shares exercisable at July 3, 1999         52,834      $  7.59
  Shares exercisable at July 1, 2000         51,334      $  7.55
  Shares exercisable at June 30, 2001        51,334      $  7.55


The following table summarizes information about stock options outstanding at June 30, 2001:

                                       Weighted
    Range of                        Avg. Remaining      Weighted                      Weighted
    Exercise             Number       Contractual       Average           Number       Average
     Prices           Outstanding        Life       Exercise Price    Exercisable    Exercisable
     ------           -----------        ----       --------------    ------------   -----------
  $6.00 - $6.50           22,334       1.0 years    $         6.02          22,334   $      6.02
  $8.00 - $9.00           29,000       2.7 years              8.72          29,000          8.72
                      ----------       ---------    --------------     -----------   -----------
                          51,334       2.0 Years    $         7.55          51,334   $      7.55

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

                                                           June 30,  July 1,  July 3,
                                                             2001     2000     1999
  Net income (loss) applicable to common shareholders
                     As reported                            $3,639  $1,070  $(13,572)
                     Pro forma                              $3,639  $1,070  $(13,572)

  Net income (loss) per basic and diluted common share
                     As reported                            $ 0.72  $ 0.21  $  (2.69)
                     Pro forma                              $ 0.72  $ 0.21  $  (2.69)


At June 30, 2001, the stock option exercise prices for the two existing plans exceeded the market value of the Company's common stock and therefore the options are excluded from the Company's earnings per share calculation.


8.  LEASES

Operating Leases (as lessee) - The Company leases office and manufacturing space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999 under such lease agreements was approximately $1,406,000, $1,346,000 and $1,584,000, respectively. As of June 30, 2001, approximate minimum future lease commitments were as follows (in thousands):

                                     Amounts
                    2002              $1,327
                    2003               1,123
                    2004                 943
                    2005                 597
                    2006                  98
              Thereafter                   8
                                     -------
                   Total             $ 4,096
                                     =======

Operating Leases (as lessor) - The Company leases the Niemand facility to the company that acquired the operating assets of Niemand's container packaging and filling business. The noncancelable lease term is for five years and contains a five-year renewal option. The lessee also has the option to purchase the facility during this period for $1.1 million. The carrying value of the facility at June 30, 2001 is $1.9 million. As of June 30, 2001, approximate future minimum lease payments were as follows (in thousands):

                                       Amounts
                    2002                 $ 160
                    2003                   160
                    2004                   160
                    2005                    93
                                         -----
                   Total                 $ 573
                                         =====


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

Environmental Matters - In May 1995, the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company established a reserve of $750,000 for such remediation costs in fiscal 1995. The Company's accrual for such remediation costs included in other long-term liabilities on the Consolidated Balance Sheet approximates $431,000 and $432,000 as of June 30, 2001 and July 1, 2000, respectively. Incurred expenses as of June 30, 2001 related to remediation totaled $319,000. In June of 1998, the Company completed a follow-up assessment of the facility which was then filed with the Division of Water Quality ("DWQ"). The Company is awaiting a reply from the DWQ. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


10. RELATED PARTY TRANSACTIONS

Certain officers of the Company hold an equity interest in Rostra Technologies, Inc. ("Rostra"), a related party. During fiscal 1999, the Company paid $158,000, to Rostra in management fees for services provided by the Company's CFO. Effective January 1999, the Company ceased paying management fees to Rostra for the Company's CFO. At June 30, 2001 and July 1, 2000, the Company had no outstanding amounts owed to Rostra for unpaid fees.


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

In fiscal 1996, the Company recorded a pre-tax charge of $1,038,000 for severance of nine members of senior management ($937,000) and other costs with no future benefits resulting from the move of the corporate office ($101,000) from Charlotte, North Carolina to Westport,

Connecticut. The move was completed by June 29, 1996.

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

At June 30, 2001, July 1, 2000, and July 3, 1999, accrued liabilities and other long-term liabilities included approximately $53,000, $116,000 and $169,000, respectively, in restructuring charges, primarily relating to severance costs. The change in these reserves is the result of direct cash outflows related to the restructuring.


12. MAJOR CUSTOMERS

Sales to three customers represented approximately 36% of net sales in fiscal year 2001. Sales to two customers represented approximately 17% and 11% of net sales in fiscal 2001, respectively. Sales to one customer represented approximately 16% and 12% of net sales in fiscal years 2000 and 1999.


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

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of June 30, 2001, the fair value of the letters of credit was $160,000.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 2001 and July 1, 2000 (in thousands, except per share data):

                                                          Quarter Ended
                            --------------------------------------------------------------------
      2001                     September 30/(1)/  December 31/(1)/   March 31/(1)/  June 30/(1)/  Year
Net Sales                           $16,396           $16,416         $16,275       $14,997      $64,084
Gross Profit                          3,530             3,392           3,318         2,936       13,176
Net Income                              562               515             494         2,068        3,639
Per Common Share Amounts:
(basic and diluted)

Net Income                          $  0.11           $  0.10         $  0.10       $  0.41      $  0.72

                                                          Quarter Ended
                             ----------------------------------------------------------------
      2000                     September 30/(2)/   December 31       March 31/(3)/     July 1      Year
Net Sales                           $17,573           $16,678         $17,414         $15,878   $67,543
Gross Profit                          3,277             3,078           3,356           2,834    12,545
Net Income                              202               221             310             337     1,070
Per Common Share Amounts:
(basic and diluted)

Net Income                          $  0.04           $  0.04         $  0.06         $  0.07   $  0.21

   /(1)/ As a result of earnings improvements, the Company reduced its deferred tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets. Of this change, $109,000, $113,000, $103,000, and $1,644,000 was made in the first, second, third, and fourth quarters of fiscal 2001, respectively.
   /(2)/ The operating assets of GB Labels were sold in August 1999.
   /(3)/ The remaining operating assets of Niemand were sold in February 2000.