Form 10-Q
period 2001-09-30
GIBRALTAR PACKAGING GROUP INC
filed 2001-11-14
CIK 882830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     September 30, 2001
                                    ------------------


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

         As of September 30, 2001, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                        Page Number
                                                                                                        ----------
PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                         1
                As of September 30, 2001 (Unaudited) and June 30, 2001

              Consolidated Statements of Operations (Unaudited) for the                                           2
                Three Months Ended September 30, 2001 and 2000

              Consolidated Statements of Cash Flows (Unaudited) for the                                           3
                Three Months Ended September 30, 2001 and 2000

              Notes to Consolidated Financial Statements (Unaudited)                                              4

Item 2.       Management's Discussion and Analysis of Financial                                                   6
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                          9

PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                                                                  10

Item 4.       Submission of Matters to a Vote of Security Holders                                                10

Item 6.       Exhibits and Reports on Form 8-K                                                                   10

              Signature                                                                                          11

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)


                                                     September 30, June 30,
                                                         2001        2001
                                                     -----------  ----------
ASSETS                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                 $     91    $    144
  Accounts receivable (Net of allowance for
   doubtful accounts of $352 and $508, respectively)      5,782       6,285
  Inventories                                             6,936       6,693
  Deferred income taxes                                     725         725
  Prepaid and other current assets                          314         766
                                                       --------    --------
      Total current assets                               13,848      14,613
PROPERTY, PLANT AND EQUIPMENT - NET                      16,345      16,590
GOODWILL (Net of accumulated amortization of $2,124
    and $2,090, respectively)                             4,213       4,247
DEFERRED INCOME TAXES                                        --         105
OTHER ASSETS (Net of accumulated amortization
  of $501 and $487, respectively)                           859         819
                                                       --------    --------
TOTAL                                                  $ 35,265    $ 36,374
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks not yet presented                             $    489    $  1,115
  Current portion of long-term debt                       2,768       2,769
  Accounts payable                                        5,563       4,925
  Accrued expenses                                        3,539       3,401
                                                       --------    --------
      Total current liabilities                          12,359      12,210
LONG-TERM DEBT - Net of current portion                  16,850      18,578
DEFERRED INCOME TAXES                                       111          --
OTHER LONG-TERM LIABILITIES                                 431         431
                                                       --------    --------
      Total liabilities                                  29,751      31,219
                                                       --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued                                  --          --
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,041,544 issued and outstanding             50          50
  Additional paid-in capital                             28,162      28,162
  Accumulated deficit                                   (22,698)    (23,057)
                                                       --------    --------
      Total stockholders' equity                          5,514       5,155
                                                       --------    --------
TOTAL                                                  $ 35,265    $ 36,374
                                                       ========    ========

   See notes to unaudited consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands except share data)


                                                        Three Months Ended
                                                          September 30,
                                                -------------------------------
                                                       2001           2000
                                                -------------     -------------
NET SALES                                       $      15,356     $      16,396

COST OF GOODS SOLD                                     12,357            12,860
                                                -------------     -------------
GROSS PROFIT                                            2,999             3,536
                                                -------------     -------------
OPERATING EXPENSES:

  Selling, general and administrative                   1,896             2,014

  Amortization of goodwill                                 34                35
                                                -------------     -------------
      Total operating expenses                          1,930             2,049
                                                -------------     -------------
INCOME FROM OPERATIONS                                  1,069             1,487
                                                -------------     -------------
OTHER EXPENSE:

   Interest expense                                       432               695

   Other expense - net                                     16                14
                                                -------------     -------------
   Total other expense - net                              448               709
                                                -------------     -------------
INCOME BEFORE INCOME TAXES                                621               778

INCOME TAX PROVISION                                      262               216
                                                -------------     -------------
NET INCOME                                      $         359     $         562
                                                =============     =============
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

    Net Income                                  $        0.07     $        0.11
                                                =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING
   (basic and diluted)                              5,041,544         5,041,544
                                                =============     =============

See notes to unaudited consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                          2001       2000
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   359    $   562
  Adjustments to reconcile net income to
  net cash flows from operating activities:
   Depreciation and amortization                            559        553
   Provision for losses on accounts receivable               38         10
   Loss on sale of property, plant and equipment              3         --
   Deferred income taxes                                    216        195
   Changes in operating assets and liabilities:
       Accounts receivable - net                            465        (39)
       Inventories                                         (243)      (616)
       Prepaid expenses and other assets                    373         14
       Accounts payable                                      12      1,152
       Accrued expenses and other liabilities               138       (443)
                                                        -------    -------

   Net Cash Flows from Operating Activities               1,920      1,388
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment         6         --
  Purchases of property, plant and equipment               (250)      (168)
                                                        -------    -------
   Net Cash Flows from Investing Activities                (244)      (168)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under revolving facility                  (1,037)      (567)
  Net principal repayments of long-term debt               (687)      (667)
  Net repayments under capital leases                        (5)        (8)
                                                        -------    -------

  Net Cash Flows from Financing Activities               (1,729)    (1,242)
                                                        -------    -------

NET DECREASE IN CASH                                        (53)       (22)

CASH AT BEGINNING OF PERIOD                                 144        160
                                                        -------    -------

CASH AT END OF PERIOD                                   $    91    $   138
                                                        =======    =======

See notes to unaudited consolidated financial statements.

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (In thousands):

                                              September 30,          June 30,
                                                 2001                  2001
                                              -------------        -------------
              Finished goods                  $       5,033        $       4,846
              Work in process                           667                  797
              Raw materials                             945                  764
              Manufacturing supplies                    291                  286
                                              -------------        -------------
                                              $       6,936        $       6,693
                                              =============        =============

C.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income for the three months ended September 30, 2001 and September 30, 2000 by $34,000 and $35,000, respectively.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of

               GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


         tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

         In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

D.       RECLASSIFICATION

         Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the fiscal 2002 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Three Months Ended September 30, 2001 Compared to
         Three Months Ended September 30, 2000
         -------------------------------------

         In the first quarter of fiscal 2002, the Company had net sales of $15.4 million compared with $16.4 million in the corresponding period of fiscal 2001, a decrease of $1.0 million or 6.3%. Sales continue to be negatively impacted by the overall slow-down in the economy.

         Gross profit for the first quarter of fiscal 2002 decreased to 19.5% of net sales from 21.6% in the corresponding period of fiscal 2001. This decrease was due primarily to spreading fixed manufacturing costs over a smaller revenue base, partially offset by continuing cost control efforts. Cost of goods sold decreased $0.5 million or 4.0% to $12.4 million in the first quarter of fiscal 2002 compared to $12.9 million in the first quarter of fiscal 2001, primarily as a result of the reduction in net sales.

         Income from operations for the first quarter of fiscal 2002 was $1.1 million compared with $1.5 million in the corresponding period of fiscal 2001, a decrease of $0.4 million or 28.1%. This decrease was primarily a result of the reduction in net sales, partially offset by continuing cost control efforts. Selling, general and administrative expenses decreased $0.1 million or 5.9% to $1.9 million in the first quarter of fiscal 2002, compared to $2.0 million in the corresponding period of fiscal 2001. This decrease was primarily the result of reduced personnel costs and continuing cost control efforts.

         Total interest expense decreased $0.3 million or 37.8% to $0.4 million in the first quarter of fiscal 2002 from $0.7 million in the corresponding period of fiscal 2001. The decrease is primarily the result of $3.9 million in lower average borrowings and lower average interest rates.

         The income tax provision as a percentage of pre-tax income for the first quarter of fiscal 2002 was 42.2%, compared with an income tax provision of 27.8% for the corresponding period in fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $0.1 million in the first quarter of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         Net income for the first quarter of fiscal 2002 was $0.4 million or $0.07 per share, compared to $0.6 million or $0.11 per share in the first quarter of fiscal 2001. Net income for the first quarter of fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $0.1 million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income for the first quarter of fiscal 2001 would have been $0.5 million or $0.09 per share. The following table illustrates the effect of the income tax asset valuation allowance on the first quarter of fiscal 2001 (in thousands, except per share data):


                                                              Excluding Impact
                                                              of Change in Tax
                                                                 Valuation
                                             As Reported         Allowance
                                           ---------------   ------------------
            Income Before Income Taxes              $ 778                $ 778
            Provision for Income Taxes                216                  325
                                           ---------------   ------------------
            Net Income                              $ 562                $ 453
                                           ===============   ==================
            Net Income Per Share                    $0.11                $0.09
                                           ===============   ==================

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

         The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of (1) $12 million or (2) the sum of (a) up to 85% of the Company's eligible accounts receivable plus (b) up to 60% of the Company's eligible inventory. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $3.0 million as of September 30, 2001.

         The Revolver currently bears interest at First Source's prime rate plus 1.25% or the London Interbank Offered Rate ("LIBOR") plus 3.25%. The term loan currently bears interest at First Source's prime rate plus 1.75% or LIBOR plus 3.75%. The Company also pays a commitment fee of 0.5% on the unused portion of the Revolver. The interest rates at September 30, 2001 were a combination of prime and LIBOR. First Source's prime and LIBOR rates were 6.00% and 3.58%, respectively, at September 30, 2001.

         As of September 30, 2001, all outstanding letters of credit were guaranteed by First Source. The Company pays a letter of credit fee of 2.75% to guarantee availability under the Revolver. Outstanding letters of credit at September 30, 2001 amounted to $160,000 and relate to workman's compensation insurance policies.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         The First Source credit facility contains certain restrictive covenants including financial covenants related to net worth, minimum interest coverage ratio, capital expenditures, debt ratio and fixed charge coverage. As of September 30, 2001, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

         At September 30, 2001, the Company had working capital of $1.5 million, as compared to $2.4 million at June 30, 2001. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the three months ended September 30, 2001 were $1.9 million compared with funds provided of $1.4 million in the corresponding period in fiscal 2001.

         During the three months ended September 30, 2001, capital expenditures totaled $0.3 million compared with $0.2 million in the corresponding period in fiscal 2001, and consisted primarily of additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

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

         Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income for the three months ended September 30, 2001 and September 30, 2000 by $34,000 and $35,000, respectively.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

         In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on the financial statements.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at September 30, 2001 was at variable interest rates. A hypothetical 10% change in interest rates would have had an immaterial impact on interest expense for the three months ended September 30, 2001.

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

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company has brought a third party claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999. The parties determined to gather additional information through depositions, ___ which are ongoing. The Company anticipates another settlement mediation will be scheduled before the end of 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended September 30, 2001.

Item 6.   Exhibits and Reports on Form 8-K.

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

        Date: November 9, 2001                    November 9, 2001