Form 10-Q
period 2001-12-31
GIBRALTAR PACKAGING GROUP INC
filed 2002-02-13
CIK 882830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2001
                                 -----------------

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

     As of December 31, 2001, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                   Page Number
                                                                                   -----------
PART I.       FINANCIAL INFORMATION
------        ---------------------

Item 1.       Financial Statements

              Consolidated Balance Sheets                                                    1
                As of December 31, 2001 (Unaudited) and June 30, 2001

              Consolidated Statements of Operations (Unaudited) for the Three and            2
                Six Months Ended December 31, 2001 and 2000

              Consolidated Statements of Cash Flows (Unaudited) for the                      3
                Six Months Ended December 31, 2001 and 2000

              Notes to Consolidated Financial Statements (Unaudited)                         4

Item 2.       Management's Discussion and Analysis of Financial                              7
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    13

PART II.      OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings                                                             14

Item 4.       Submission of Matters to a Vote of Security Holders                           14

Item 6.       Exhibits and Reports on Form 8-K                                              15

              Signature                                                                     16

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                           December 31,              June 30,
                                                               2001                    2001
                                                           ------------            ------------
ASSETS                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                                     $        114            $        144
  Accounts receivable (Net of allowance for
    doubtful accounts of $410 and $508, respectively)             5,274                   6,285
  Inventories                                                     6,867                   6,693
  Deferred income taxes                                             725                     725
  Prepaid and other current assets                                  406                     766
                                                           ------------            ------------
      Total current assets                                       13,386                  14,613
PROPERTY, PLANT AND EQUIPMENT - NET                              16,091                  16,590
GOODWILL (Net of accumulated amortization of $2,157
    and $2,090, respectively)                                     4,180                   4,247
DEFERRED INCOME TAXES                                                 -                     105
OTHER ASSETS (Net of accumulated amortization
  of $18 and $487, respectively)                                    872                     819
                                                           ------------            ------------
TOTAL                                                      $     34,529            $     36,374
                                                           ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks not yet presented                                 $        402            $      1,115
  Current portion of long-term debt                               2,241                   2,769
  Accounts payable                                                3,815                   4,925
  Accrued expenses                                                3,402                   3,401
                                                           ------------            ------------
      Total current liabilities                                   9,860                  12,210
LONG-TERM DEBT - Net of current portion                          18,232                  18,578
DEFERRED INCOME TAXES                                               252                       -
OTHER LONG-TERM LIABILITIES                                         430                     431
                                                           ------------            ------------
      Total liabilities                                          28,774                  31,219
                                                           ------------            ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued                                           -                       -
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,041,544 issued and outstanding                     50                      50
  Additional paid-in capital                                     28,162                  28,162
  Accumulated deficit                                           (22,457)                (23,057)
                                                           ------------            ------------
      Total stockholders' equity                                  5,755                   5,155
                                                           ------------            ------------
TOTAL                                                      $     34,529            $     36,374
                                                           ============            ============

 See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                 (In thousands except share and per share data)

                                                  Three Months Ended            Six Months Ended
                                                      December 31,                 December 31,
                                               -------------------------    -------------------------
                                                  2001           2000           2001          2000
                                               -----------   -----------    -----------   -----------
NET SALES                                      $    15,325   $    16,416    $    30,681   $    32,812

COST OF GOODS SOLD                                  12,362        13,018         24,719        25,878
                                               -----------   -----------    -----------   -----------
GROSS PROFIT                                         2,963         3,398          5,962         6,934
                                               -----------   -----------    -----------   -----------
OPERATING EXPENSES:
 Selling, general and administrative                 1,886         1,959          3,782         3,973
 Amortization of excess of purchase price
  over net assets acquired                              33            33             67            68
                                               -----------   -----------    -----------   -----------
   Total operating expenses                          1,919         1,992          3,849         4,041
                                               -----------   -----------    -----------   -----------
INCOME FROM OPERATIONS                               1,044         1,406          2,113         2,893
OTHER EXPENSE (INCOME):
 Interest expense                                      349           683            781         1,378

 Other expense - net                                    12            31             28            45
                                               -----------   -----------    -----------   -----------
 Other expense - net                                   361           714            809         1,423
                                               -----------   -----------    -----------   -----------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                    683           692          1,304         1,470
INCOME TAX PROVISION                                   286           177            548           393
                                               -----------   -----------    -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM                       397           515            756         1,077
EXTRAORDINARY ITEM, NET OF TAX (Note D)               (156)            -           (156)            -
                                               -----------   -----------    -----------   -----------
NET INCOME                                     $       241   $       515    $       600   $     1,077
                                               ===========   ===========    ===========   ===========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
 Income Before Extraordinary Item              $      0.08   $      0.10    $      0.15   $      0.21
                                               ===========   ===========    ===========   ===========
 Extraordinary Item                            $     (0.03)  $         -    $     (0.03)  $         -
                                               ===========   ===========    ===========   ===========
 Net Income                                    $      0.05   $      0.10    $      0.12   $      0.21
                                               ===========   ===========    ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 (basic and diluted)                             5,041,544     5,041,544      5,041,544     5,041,544
                                               ===========   ===========    ===========   ===========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        Six Months Ended
                                                                            December 31,
                                                                   ----------------------------
                                                                     2001                2000
                                                                   --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $    600            $  1,077
 Adjustments to reconcile net income to
 net cash flows from operating activities:
   Depreciation and amortization                                      1,117               1,111
   Provision for losses on accounts receivable                          101                  60
   Loss on sale of property, plant and equipment                          3                  18
   Extraordinary item                                                   260                   -
   Deferred income taxes                                                357                 320
   Changes in operating assets and liabilities:
       Accounts receivable                                              910                  47
       Inventories                                                     (174)               (691)
       Prepaid expenses and other assets                                281                (132)
       Accounts payable                                              (1,823)                 83
       Accrued expenses and other liabilities                             -                (302)
                                                                   --------            --------

   Net Cash Flows from Operating Activities                           1,632               1,591
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment                      6                  70
 Purchases of property, plant and equipment                            (484)               (417)
                                                                   --------            --------

   Net Cash Flows from Investing Activities                            (478)               (347)
                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments under revolving credit facility                        (1,684)                144
 Principal repayments of long-term debt                             (14,734)             (1,374)
 Repayments under capital leases                                         (9)                (13)
 Proceeds from refinancing                                           15,553                   -
 Refinancing costs                                                     (310)                  -
                                                                   --------            --------

 Net Cash Flows from Financing Activities                            (1,184)             (1,243)
                                                                   --------            --------

NET INCREASE (DECREASE) IN CASH                                         (30)                  1

CASH AT BEGINNING OF PERIOD                                             144                 160
                                                                   --------            --------

CASH AT END OF PERIOD                                              $    114            $    161
                                                                   ========            ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.   GENERAL

     The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the periods presented herein. Results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.   INVENTORIES

     Inventories consisted of the following (In thousands):

                                                 December 31,       June 30,
                                                    2001              2001
                                                 ---------          ------
        Finished goods                              $4,712          $4,846
        Work in process                                798             797
        Raw materials                                1,061             764
        Manufacturing supplies                         296             286
                                                    ------          ------
                                                    $6,867          $6,693
                                                    ======          ======

C.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income by $33,000 and $67,000 for the three months and six months ended, respectively, for both December 31, 2001 and December 31, 2000.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

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

D.   LONG-TERM DEBT

     On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc. ("LaSalle"). This facility provides for a $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined require monthly principal payments of $185,155 through December 2008, but are callable after three years. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous credit facility.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $3.0 million as of December 31, 2001.

     The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The term loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The special advance bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at December 31, 2001 were at prime. LaSalle's prime rate was 4.75% at December 31, 2001.

     As of December 31, 2001, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at December 31, 2001 amounted to $147,500 and related

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     to workman's compensation insurance policies.

     The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of December 31, 2001, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

E.   RECLASSIFICATION

     Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the fiscal 2002 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Three Months Ended December 31, 2001 Compared to
     Three Months Ended December 31, 2000
     ------------------------------------

     In the second quarter of fiscal 2002, the Company had net sales of $15.3 million compared with $16.4 million in the corresponding period of fiscal 2001, a decrease of $1.1 million or 6.6%. Sales continue to be negatively impacted by the overall slowdown in the economy.

     Gross profit for the second quarter of fiscal 2002 decreased to 19.3% of net sales from 20.7% in the corresponding period of fiscal 2001. This decrease was due primarily to spreading fixed manufacturing costs over a smaller revenue base and changes to customer mix, partially offset by continuing cost control efforts. Cost of goods sold decreased $0.7 million or 5.0% to $12.4 million in the second quarter of fiscal 2002 compared to $13.0 million in the second quarter of fiscal 2001, primarily as a result of the reduction in net sales.

     Income from operations for the second quarter of fiscal 2002 was $1.0 million compared with $1.4 million in the corresponding period of fiscal 2001, a decrease of $0.4 million or 25.7%. This decrease was primarily a result of the reduction in net sales, partially offset by continuing cost control efforts. Selling, general and administrative expenses decreased $0.1 million or 3.7% to $1.9 million in the second quarter of fiscal 2002, compared to $2.0 million in the corresponding period of fiscal 2001. This decrease was primarily the result of lower sales and continuing cost control efforts.

     Total interest expense decreased $0.3 million or 48.9% to $0.3 million in the second quarter of fiscal 2002 from $0.7 million in the corresponding period of fiscal 2001. The decrease is the result of $3.9 million in lower average borrowings and a reduction in average interest rates from 10.7% to 6.3%.

     The income tax provision as a percentage of pre-tax income for the second quarter of fiscal 2002 was 41.9%, compared with an income tax provision of 25.6% for the corresponding period in fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $0.1 million in the second quarter of fiscal 2001 to reflect a change in the estimate related to the realizability of its deferred income tax assets.

     In December 2001, the Company refinanced its credit facility with LaSalle Business Credit, Inc. ("LaSalle"). As part of this refinancing, the Company recorded an extraordinary after tax loss of $156,000 or $0.03 per share reflecting the write-off of unamortized finance costs relating to the previous credit facility.

     Net income for the second quarter of fiscal 2002 was $0.2 million or $0.05 per share, compared to $0.5 million or $0.10 per share in the second quarter of fiscal 2001. Net income for the second quarter of fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $0.1

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income for the second quarter of fiscal 2001 would have been $0.4 million or $0.08 per share. The following table illustrates the effect of the income tax asset valuation allowance on the second quarter of fiscal 2001 (in thousands, except per share data):


                                                                       Excluding Impact
                                                                       of Change in Tax
                                                                          Valuation
                                                   As Reported            Allowance
                                               ------------------     ------------------
         Income Before Income Taxes                        $ 692                 $ 692
         Provision for Income Taxes                          177                   290
                                               ------------------     ------------------
         Net Income                                        $ 515                 $ 402
                                               ==================     ==================
         Net Income Per Share                              $0.10                 $0.08
                                               ==================     ==================


     Six Months Ended December 31, 2001 Compared to
     Six Months Ended December 31, 2000
     ----------------------------------

     In the first six months of fiscal 2002, the Company had net sales of $30.7 million compared with $32.8 million in the corresponding period of fiscal 2001, a decrease of $2.1 million or 6.5%. Sales continue to be negatively impacted by the overall slowdown in the economy.

     Gross profit for the first six months of fiscal 2002 decreased to 19.4% of net sales from 21.1% in the corresponding period of fiscal 2001. This decrease was due primarily to spreading fixed manufacturing costs over a smaller revenue base and changes to customer mix, partially offset by continuing cost control efforts. Cost of goods sold decreased $1.2 million or 4.5% to $24.7 million in the first six months of fiscal 2002 compared to $25.9 million in the first six months of fiscal 2001, primarily as a result of the reduction in net sales.

     Income from operations for the first six months of fiscal 2002 was $2.1 million compared with $2.9 million in the corresponding period of fiscal 2001, a decrease of $0.8 million or 27.0%. This decrease was primarily a result of the reduction in net sales, partially offset by continuing cost control efforts. Selling, general and administrative expenses decreased $0.2 million or 4.8% to $3.8 million in the first six months of fiscal 2002, compared to $4.0 million in the corresponding period of fiscal 2001. This decrease was primarily the result of lower sales and continuing cost control efforts.

     Total interest expense decreased $0.6 million or 43.3% to $0.8 million in the first six months of fiscal 2002 from $1.4 million in the corresponding period of fiscal 2001. The decrease is the result of $3.9 million in lower average borrowings and a reduction in average interest rates from 10.7% to 6.9%.

     The income tax provision as a percentage of pre-tax income for the first six months of fiscal 2002 was 42.0%, compared with an income tax provision of 26.7% for the corresponding period in fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     deferred income tax asset valuation allowance by $0.2 million in the first six months of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

     In December 2001, the Company refinanced its credit facility with LaSalle. As part of this refinancing, the Company recorded an extraordinary after tax loss of $156,000 or $0.03 per share reflecting the write-off of unamortized finance costs relating to the previous existing credit facility.

     Net income for the first six months of fiscal 2002 was $0.6 million or $0.12 per share, compared to $1.1 million or $0.21 per share in the first six months of fiscal 2001. Net income for the first six months of fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $0.2 million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income for the first six months of fiscal 2001 would have been $0.9 million or $0.17 per share. The following table illustrates the effect of the income tax asset valuation allowance on the first six months of fiscal 2001 (in thousands, except per share data):

                                                                  Excluding Impact
                                                                  of Change in Tax
                                                                     Valuation
                                               As Reported           Allowance
                                           ------------------    ------------------
         Income Before Income Taxes                   $1,470                $1,470
         Provision for Income Taxes                      393                   615
                                           ------------------    ------------------
         Net Income                                   $1,077                $  855
                                           ==================    ==================
         Net Income Per Share                         $ 0.21                $ 0.17
                                           ==================    ==================


     Financial Condition

     On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle. This facility provides for a $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined require monthly principal payments of $185,155 through December 2008, but are callable after three years. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previously existing credit facility. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous existing credit facility.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     capacity of $3.0 million as of December 31, 2001.

     The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The term loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The special advance bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at December 31, 2001 were at prime. LaSalle's prime rate was 4.75% at December 31, 2001.

     As of December 31, 2001, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at December 31, 2001 amounted to $147,500 and related to workman's compensation insurance policies.

     The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of December 31, 2001, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

     At December 31, 2001, the Company had working capital of $3.5 million, as compared to $2.4 million at June 30, 2001. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the six months ended December 31, 2001 were $1.6 million compared with funds provided of $1.6 million in the corresponding period in fiscal 2001.

     During the six months ended December 31, 2001, capital expenditures totaled $0.5 million compared with $0.4 million in the corresponding period in fiscal 2001, and consisted primarily of additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

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

     Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with LaSalle will be sufficient to meet working capital and capital expenditure requirements in the near term.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Contractual Obligations and Commercial Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of December 31, 2001:

-----------------------------------------------------------------------------------------------------
                                                                 Payments Due by Period
                                                        ---------------------------------------------
Contractual Cash Obligations                                                    After 5
(Thousands of Dollars)                         Total        1 Year   2-3 Years   4-5 Years     Years
-----------------------------------------------------------------------------------------------------
Long-term debt                                $ 15,553     $ 2,222    $ 13,331       $   -      $   -
Revolving Line-of-Credit (a)                     4,891       4,891           -           -          -
Capital lease obligations                           29          19          10           -          -
Operating leases                                 4,271       1,354       2,136         573        208
Unconditional purchase obligations                 234         234           -           -          -
-----------------------------------------------------------------------------------------------------
Total contractual cash obligations            $ 24,978     $ 8,720    $ 15,477       $ 573      $ 208
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                  Amount of Commitment Expiration
                                                                            Per Period
                                                            -----------------------------------------
Other Commercial Commitments                  Total Amounts                                 After 5
(Thousands of Dollars)                          Committed     1 Year  2-3 Years  4-5 Years    Years
-----------------------------------------------------------------------------------------------------
Revolving Line-of-Credit (b)                       $ 3,000    $    -    $ 3,000     $    -   $    -
Standby letters of credit                              148       148          -          -        -
-----------------------------------------------------------------------------------------------------
Total commercial commitment                        $ 3,148    $  148    $ 3,000     $    -   $    -
-----------------------------------------------------------------------------------------------------

(a) The revolving line-of-credit represents the actual outstanding balance, as of December 31, 2001.
(b) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of December 31, 2001.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income by $33,000 and $67,000 for the three months and six months ended, respectively, for both December 31, 2001 and December 31, 2000.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at December 31, 2001 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the six months ended December 31, 2001.

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

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company has brought a third party claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999 and are gathering additional information through depositions. The Company anticipates another settlement mediation will be scheduled before the end of 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders on November 7, 2001 a total of 4,787,732 shares, or 94.97%, of outstanding shares were represented and entitled to vote.

         (a) The following members were elected to the Board of Directors:
                                                       FOR             WITHHOLD
                                                       ---             --------
         David G. Chandler                          4,643,712           144,020
         Richard D. Hinrichs                        4,744,103            43,629
         John W. Lloyd                              4,744,203            43,529
         Walter E. Rose                             4,644,312           143,420
         Robert G. Shaw                             4,743,603            44,129
         John D. Strautnieks                        4,644,312           143,142

         (b) The following proposal was approved:

                 Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 2002 fiscal year.

             Affirmative Votes:          4,764,613
             Negative Votes:                   100
             Abstentions:                   23,019

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

                         GIBRALTAR PACKAGING GROUP, INC.


 By:   /s/ Lyle O. Halstead                        /s/ Brett E. Moller
       -----------------------------               ---------------------------
       Lyle O. Halstead                            Brett E. Moller
       V. P. Finance - Operations                  V. P. Finance - Corporate
       (Principal Accounting Officer)              (Principal Financial Officer)

 Date: February 11, 2002                           February 11, 2002