Form 10-Q
period 2002-03-31
GIBRALTAR PACKAGING GROUP INC
filed 2002-05-14
CIK 882830

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2002
                                 --------------


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

(402) 463-1366                                  www.gibraltarpackaginggroup.com
(Registrant's telephone number, including       (Registrant's website)
area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           [X] Yes [_] No

     As of March 31, 2002, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                       Page Number
                                                                                       -----------
PART I.    FINANCIAL INFORMATION
-------    ---------------------
Item 1.    Financial Statements

           Consolidated Balance Sheets                                                           1
             As of March 31, 2002 (Unaudited) and June 30, 2001

           Consolidated Statements of Operations (Unaudited) for the Three and                   2
             Nine Months Ended March 31, 2002 and 2001

           Consolidated Statements of Cash Flows (Unaudited) for the                             3
             Nine Months Ended March 31, 2002 and 2001

           Notes to Consolidated Financial Statements (Unaudited)                                4

Item 2.    Management's Discussion and Analysis of Financial                                     7
             Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           15

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings                                                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                                  16

Item 6.    Exhibits and Reports on Form 8-K                                                     16

           Signature                                                                            18

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                             March 31,     June 30,
                                                               2002          2001
                                                             ---------     --------
ASSETS                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                                     $     93      $    144
    Accounts receivable (Net of allowance for
      doubtful accounts of $477 and $508, respectively)         5,557         6,285
    Inventories                                                 6,726         6,693
    Deferred income taxes                                         725           725
    Prepaid and other current assets                              358           766
                                                             --------      --------
          Total current assets                                 13,459        14,613
PROPERTY, PLANT AND EQUIPMENT - NET                            15,902        16,590
GOODWILL (Net of accumulated amortization of $2,192
       and $2,090, respectively)                                4,145         4,247
DEFERRED INCOME TAXES                                               -           105
OTHER ASSETS (Net of accumulated amortization
    of $50 and $487, respectively)                                856           819
                                                             --------      --------
TOTAL                                                        $ 34,362      $ 36,374
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Checks not yet presented                                 $    397      $  1,115
    Current portion of long-term debt                           2,278         2,769
    Accounts payable                                            3,962         4,925
    Accrued expenses                                            3,600         3,401
                                                             --------      --------
          Total current liabilities                            10,237        12,210
LONG-TERM DEBT - Net of current portion                        16,909        18,578
DEFERRED INCOME TAXES                                             552             -
OTHER LONG-TERM LIABILITIES                                       430           431
                                                             --------      --------
          Total liabilities                                    28,128        31,219
                                                             --------      --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued                                       -             -
    Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,041,544 issued and outstanding                 50            50
    Additional paid-in capital                                 28,162        28,162
    Accumulated deficit                                       (21,978)      (23,057)
                                                             --------      --------
          Total stockholders' equity                            6,234         5,155
                                                             --------      --------
TOTAL                                                        $ 34,362      $ 36,374
                                                             ========      ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                 (In thousands except share and per share data)

                                                      Three Months Ended           Nine Months Ended
                                                            March 31,                  March 31,
                                                  --------------------------   -------------------------
                                                      2002          2001           2002          2001
                                                  -----------    -----------   -----------    ----------
NET SALES                                         $    16,139    $   16,275    $    46,820    $   49,087

COST OF GOODS SOLD                                     13,044        12,957         37,763        38,847
                                                  -----------    ----------    -----------    ----------
GROSS PROFIT                                            3,095         3,318          9,057        10,240
                                                  -----------    ----------    -----------    ----------
OPERATING EXPENSES:
  Selling, general and administrative                   1,937         1,983          5,719         5,944
  Amortization of Goodwill                                 35            33            102           101
                                                  -----------    ----------    -----------    ----------
     Total operating expenses                           1,972         2,016          5,821         6,045
                                                  -----------    ----------    -----------    ----------
INCOME FROM OPERATIONS                                  1,123         1,302          3,236         4,195

OTHER EXPENSE (INCOME):
  Interest expense                                        280           608          1,061         1,986

  Other expense - net                                      21            20             49            65
                                                  -----------    ----------    -----------    ----------
  Other expense - net                                     301           628          1,110         2,051
                                                  -----------    ----------    -----------    ----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                      822           674          2,126         2,144

INCOME TAX PROVISION                                      343           180            891           573
                                                  -----------    ----------    -----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                          479           494          1,235         1,571

EXTRAORDINARY ITEM, NET OF TAX (Note D)                     -             -           (156)            -
                                                  -----------    ----------    -----------    ----------
NET INCOME                                        $       479    $      494    $     1,079    $    1,571
                                                  ===========    ==========    ===========    ==========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
  Income Before Extraordinary Item                $      0.10    $     0.10    $      0.24    $     0.31
                                                  ===========    ==========    ===========    ==========

  Extraordinary Item                              $         -    $        -    $     (0.03)   $        -
                                                  ===========    ==========    ===========    ==========

  Net Income                                      $      0.10    $     0.10    $      0.21    $     0.31
                                                  ===========    ==========    ===========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  (basic and diluted)                               5,041,544     5,041,544      5,041,544     5,041,544
                                                  ===========    ==========    ===========    ==========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                            Nine Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  1,079     $  1,571
   Adjustments to reconcile net income to
   net cash flows from operating activities:
      Depreciation and amortization                          1,683        1,672
      Provision for losses on accounts receivable              169          156
      Loss on sale of property, plant and equipment              2           17
      Extraordinary item, net of tax                           156            -
      Deferred income taxes                                    761          425
      Changes in operating assets and liabilities:
           Accounts receivable                                 559         (556)
           Inventories                                         (33)         (27)
           Prepaid expenses and other assets                   328         (249)
           Accounts payable                                 (1,681)        (354)
           Accrued expenses and other liabilities              198         (101)
                                                          --------     --------

      Net Cash Flows from Operating Activities               3,221        2,554
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment          11           74
   Purchases of property, plant and equipment                 (564)        (567)
                                                          --------     --------

      Net Cash Flows from Investing Activities                (553)        (493)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving credit facility             (2,643)           7
   Principal repayments of long-term debt                  (15,290)      (2,061)
   Repayments under capital leases                             (14)         (18)
   Proceeds from refinancing                                15,553            -
   Payment of debt issue costs                                (325)           -
                                                          --------     --------

   Net Cash Flows from Financing Activities                 (2,719)      (2,072)
                                                          --------     --------

NET DECREASE IN CASH                                           (51)         (11)
CASH AT BEGINNING OF PERIOD                                    144          160
                                                          --------     --------
CASH AT END OF PERIOD                                     $     93     $    149
                                                          --------     --------
SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
     Capital Lease Obligations                            $    234     $      -
                                                          ========     ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.   GENERAL

     The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the periods presented herein. Results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.   INVENTORIES

     Inventories consisted of the following (In thousands):

                                                   March 31,        June 30,
                                                     2002             2001
                                                 -------------   --------------
              Finished goods                     $       4,361   $        4,846
              Work in process                            1,056              797
              Raw materials                                991              764
              Manufacturing supplies                       318              286
                                                 -------------   --------------
                                                 $       6,726   $        6,693
                                                 =============   ==============

C.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets." This standard establishes accounting and reporting for goodwill and other intangibles. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning in fiscal 2003. The Company has not quantified the impact resulting from the adoption of this standard including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income by $35,000 and $102,000, respectively, for the three months and nine months ended March 31, 2002, and $33,000 and $101,000, respectively, for the three months and nine months ended March 31, 2001.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations related to the retirement of tangible

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

     In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

D.   LONG-TERM DEBT

     On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc. ("LaSalle"). This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined require monthly principal payments of $185,155 plus interest through December 2008, but are callable after three years. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous credit facility.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $3.8 million as of March 31, 2002.

     The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The term loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The special advance bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at March 31, 2002 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rate were 4.75% and 1.88%, respectively, at March 31, 2002.

     As of March 31, 2002, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at March 31, 2002 amounted to $147,500 and related to workman's compensation insurance policies.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


     The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of March 31, 2002, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

E.   RECLASSIFICATION

     Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the fiscal 2002 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Critical Accounting Policies

     The preparation of financial statements in conformity with GAAP requires the Company to select and apply accounting policies that best provide the framework to report the Company's results of operations and financial position. The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. The judgments and uncertainties inherent in this process affect the application of those policies. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the Company's financial condition and results and that involve significant subjectivity. Management believes that its selection and application of these policies best represent the operating results and financial position of the Company. The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

     Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, estimates of the recoverability of amounts due the Company could be adversely affected.

     Income Taxes

     The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates changed, the Company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, the Company takes into account the level of expected future taxable income and available tax planning strategies. If future taxable income was lower than expected or if expected tax planning strategies were not available as anticipated, the Company may record additional valuation allowance through income tax expense in the period such determination was made.

     Impairment of Long-Lived Assets

     The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. Management believes the useful lives assigned to these assets, which range from 2 to 30 years, are reasonable. Management evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     judgment, that the carrying value of such assets may not be recoverable. If management's assumptions about these assets change as a result of events or circumstances, and believe the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

     Contingent Liabilities

     There are various claims and lawsuits pending against the Company. The Company has recorded a liability where the effect of litigation can be estimated and where an outcome is considered probable. Management's estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company's Consolidated Financial Statements. Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of the Company's liability.

     Environmental Issues

     The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and assesses the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, current laws and regulations and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.

     Results of Operations

     Three Months Ended March 31, 2002 Compared to
     Three Months Ended March 31, 2001
     ---------------------------------

     In the third quarter of fiscal 2002, the Company had net sales of $16.1 million compared with $16.3 million in the corresponding period of fiscal 2001, a decrease of $0.1 million or 0.8%. Sales continue to be negatively impacted by the overall slowdown in the economy.

     Gross profit for the third quarter of fiscal 2002 decreased to 19.2% of net sales from 20.4% in the corresponding period of fiscal 2001. The decrease in gross profit margin was due primarily to spreading slightly higher fixed manufacturing costs over a smaller revenue base, changes to customer mix, and pricing pressures, partially offset by continuing cost control efforts. Fixed manufacturing costs were up slightly because of higher repairs and maintenance costs and new equipment acquired under operating leases.

     Income from operations for the third quarter of fiscal 2002 was $1.1 million compared with $1.3 million in the corresponding period of fiscal 2001, a decrease of $0.2 million or 13.7%. This decrease was primarily a result of lower sales, partially offset by a reduction in selling, general and administrative expenses. Selling, general and administrative expenses decreased slightly to $1.9 million in the third quarter of fiscal 2002, compared to $2.0 million in the corresponding period of fiscal 2001. This decrease was primarily the result of continuing cost control efforts.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     Total interest expense decreased $0.3 million or 53.9% to $0.3 million in the third quarter of fiscal 2002 from $0.6 million in the corresponding period of fiscal 2001. The decrease is the result of $3.5 million in lower average borrowings and a reduction in average interest rates from 9.6% to 5.0%.

     The income tax provision as a percentage of pre-tax income for the third quarter of fiscal 2002 was 41.7%, compared with an income tax provision of 26.7% for the corresponding period in fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $0.1 million in the third quarter of fiscal 2001 to reflect a change in the estimate related to the realizability of its deferred income tax assets.

     Net income for the third quarter of fiscal 2002 was $0.5 million or $0.10 per share, compared to $0.5 million or $0.10 per share in the third quarter of fiscal 2001. Net income for the third quarter of fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $0.1 million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income for the third quarter of fiscal 2001 would have been $0.4 million or $0.08 per share. The following table illustrates the effect of the income tax asset valuation allowance on the third quarter of fiscal 2001 (in thousands, except per share data):

                                                            Excluding Impact
                                                            of Change in Tax
                                                               Valuation
                                             As Reported       Allowance
                                            -------------   ----------------
        Income Before Income Taxes                 $ 674              $ 674
        Provision for Income Taxes                   180                283
                                            -------------   ----------------
        Net Income                                 $ 494              $ 391
                                            =============   ================
        Net Income Per Share                       $0.10              $0.08
                                            =============   ================


     Nine Months Ended March 31, 2002 Compared to
     Nine Months Ended March 31, 2001
     --------------------------------

     In the first nine months of fiscal 2002, the Company had net sales of $46.8 million compared with $49.1 million in the corresponding period of fiscal 2001, a decrease of $2.3 million or 4.6%. Sales continue to be negatively impacted by the overall slowdown in the economy.

     Gross profit for the first nine months of fiscal 2002 decreased to 19.3% of net sales from 20.9% in the corresponding period of fiscal 2001. This decrease was due primarily to spreading fixed manufacturing costs over a smaller revenue base, changes to customer mix, and pricing pressures, partially offset by continuing cost control efforts.

     Income from operations for the first nine months of fiscal 2002 was $3.2 million compared with $4.2 million in the corresponding period of fiscal 2001, a decrease of $1.0 million or 22.9%. This decrease is primarily a result of lower sales, partially offset by a reduction in selling, general and administrative expenses. Selling, general and administrative

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     expenses decreased $0.2 million or 3.8% to $5.7 million in the first nine months of fiscal 2002, compared to $5.9 million in the corresponding period of fiscal 2001. This decrease was primarily a result of continuing cost control efforts, including reduced payroll related costs.

     Total interest expense decreased $0.9 million or 46.6% to $1.1 million in the first nine months of fiscal 2002 from $2.0 million in the corresponding period of fiscal 2001. The decrease is the result of $3.8 million in lower average borrowings and a reduction in average interest rates from 10.4% to 6.3%.

     The income tax provision as a percentage of pre-tax income for the first nine months of fiscal 2002 was 41.9%, compared with an income tax provision of 26.7% for the corresponding period in fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $0.3 million in the first nine months of fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

     In December 2001, the Company refinanced its credit facility with LaSalle. As part of this refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share reflecting the write-off of unamortized finance costs relating to the previous existing credit facility.

     Net income for the first nine months of fiscal 2002 was $1.1 million or $0.21 per share, compared to $1.6 million or $0.31 per share in the first nine months of fiscal 2001. Net income for the first nine months of fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $0.3 million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income for the first nine months of fiscal 2001 would have been $1.2 million or $0.25 per share. The following table illustrates the effect of the income tax asset valuation allowance on the first nine months of fiscal 2001 (in thousands, except per share data):


                                                            Excluding Impact
                                                            of Change in Tax
                                                               Valuation
                                             As Reported       Allowance
                                            -------------   ----------------
        Income Before Income Taxes                $2,144             $2,144
        Provision for Income Taxes                   573                898
                                            -------------   ----------------
        Net Income                                $1,571             $1,246
                                            =============   ================
        Net Income Per Share                      $ 0.31             $ 0.25
                                            =============   ================


     Financial Condition

     On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc. ("LaSalle"). This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined require monthly principal payments of $185,155 plus interest through December 2008, but are callable after three years. The credit facility is secured by a

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous credit facility.

     The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $3.8 million as of March 31, 2002.

     The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The term loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The special advance bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at March 31, 2002 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rate were 4.75% and 1.88%, respectively, at March 31, 2002.

     As of March 31, 2002, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at March 31, 2002 amounted to $147,500 and related to workman's compensation insurance policies.

     The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of March 31, 2002, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

     At March 31, 2002, the Company had working capital of $3.2 million, as compared to $2.4 million at June 30, 2001. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the nine months ended March 31, 2002 were $3.2 million compared with funds provided of $2.6 million in the corresponding period in fiscal 2001.

     During the nine months ended March 31, 2002, capital expenditures totaled $0.8 million compared with $0.6 million in the corresponding period in fiscal 2001, and consisted primarily of additions to machinery and equipment. The Company makes capital improvements to improve efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

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

        Contractual Obligations and Commercial Commitments

        The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of March 31, 2002:

        --------------------------------------------------------------------------------------------------------------------
                                                                                        Payments Due by Period
                                                                        ----------------------------------------------------
        Contractual Cash Obligations                                                                                  After 5
        (Thousands of Dollars)                                   Total          1 Year    2-3 Years        4-5 Years   Years
        --------------------------------------------------------------------------------------------------------------------
        Long-term debt                                         $ 14,997       $ 2,222     $ 12,775         $   -      $   -
        Revolving Line-of-Credit (a)                              3,932             -        3,932             -          -
        Capital lease obligations                                   258            56          101           101          -
        Operating leases                                          3,669         1,165        1,844           485        175
        --------------------------------------------------------------------------------------------------------------------
        Total contractual cash obligations                     $ 22,856       $ 3,443     $ 18,652         $ 586      $ 175
        --------------------------------------------------------------------------------------------------------------------

        --------------------------------------------------------------------------------------------------------------------
                                                                                    Amount of Commitment Expiration
                                                                                               Per Period
                                                                         ---------------------------------------------------
                                                                Total
        Other Commercial Commitments                           Amounts                                               After 5
        (Thousands of Dollars)                                Committed        1 Year    2-3 Years        4-5 Years   Years
        --------------------------------------------------------------------------------------------------------------------
        Revolving Line-of-Credit (b)                           $  3,811       $     -     $  3,811         $   -      $   -
        Standby letters of credit                                   148           148            -             -          -
        --------------------------------------------------------------------------------------------------------------------
        Total commercial commitment                            $  3,959       $   148     $  3,811         $   -      $   -
        --------------------------------------------------------------------------------------------------------------------

          (a) The revolving line-of-credit represents the actual outstanding balance, as of March 31, 2002.
          (b) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of March 31, 2002.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


        Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets." This standard establishes accounting and reporting for goodwill and other intangibles. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning in fiscal 2003. The Company has not quantified the impact resulting from the adoption of this standard including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income by $35,000 and $102,000, respectively, for the three months and nine months ended March 31, 2002, and $33,000 and $101,000, respectively, for the three months and nine months ended March 31, 2001.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

        In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

        Forward-Looking Statements

        Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company's products due to overall economic conditions; (2) the Company's ability to execute its business plan; (3) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (4) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (5) the introduction of competing products by other firms; (6) pressure on pricing from competition or purchasers of the Company's products; (7) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (8) continued stability in other raw material prices, including oil-based resin and plastic film; (9) the impact of government regulation on the Company's manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


        obtain waivers if it is not in compliance in the future; and (11) the outcome of the Anthem Health Plans litigation. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at March 31, 2002 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the nine months ended March 31, 2002.

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

      On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company has brought a third party claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999 and are gathering additional information through depositions. A further settlement mediation is scheduled for June 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

            10.58 Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc.

            10.59 Supplement to Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc.

            10.60 Revolving Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $12,000,000.

            10.61 Term Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


                    Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $11,553,000.

            10.62 Special Advance Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $4,000,000.

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

                         GIBRALTAR PACKAGING GROUP, INC.


By:   /s/ Lyle O. Halstead                    /s/ Brett E. Moller
     -------------------------                -------------------------
     Lyle O. Halstead                         Brett E. Moller
     V.P. Finance - Operations                V.P. Finance - Corporate
     (Principal Accounting Officer)           (Principal Financial Officer)

Date: May 13, 2002                               May 13, 2002

                                  Exhibit List

10.58 Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc.

10.59 Supplement to Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc.

10.60 Revolving Note, dated as of December 20, 2001, in favour of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $12,000,000

10.61 Term Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $11,553,000

10.62 Special Advance Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $4,000,000