Form 10-K
period 2002-06-29
GIBRALTAR PACKAGING GROUP INC
filed 2002-09-25
CIK 882830

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
                                   (Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 2002

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

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

         The aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant on September 13, 2002 was $4,509,874 (based upon the September 13, 2002 closing sale price of the common stock as reported on the NASDAQ Over-The-Counter Bulletin Board).

         The number of shares of common stock of the registrant outstanding as of September 13, 2002 was 5,041,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2002, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1.  Business..............................................................1

Item 2.  Properties............................................................7

Item 3.  Legal Proceedings.....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders...................8

                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters.......................................9

Item 6.  Selected Financial Data..............................................10

Item 7.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.......................11

Item 7A. Quantitative and Qualitative Disclosure About Market Risk............17

Item 8.  Financial Statements and Supplementary Data..........................18

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................18

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................19

Item 11. Executive Compensation...............................................19

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.....................................19

Item 13. Certain Relationships and Related Transactions.......................19

                                     PART IV

Item 15. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K...................................20

                                     PART I

ITEM 1.        BUSINESS
               --------
GENERAL

         Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") designs, manufactures, and markets packaging products nationwide, for numerous industries. The Company produces four types of packaging products at three manufacturing facilities. These facilities are: Gibraltar Packaging Group, Inc. (dba "Great Plains Packaging", or "Great Plains") in Hastings, Nebraska; RidgePak Corporation (dba "Flashfold Carton") in Fort Wayne, Indiana; and Standard Packaging & Printing Corp. ("Standard Packaging") in Mount Gilead, North Carolina. Folding cartons is the primary product line for the Company; however, Standard Packaging also manufactures flexible packaging, and Great Plains Packaging also manufactures litho-laminated cartons and corrugated containers.

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

         Through the implementation of this strategy, the Company has improved operations and positioned itself for future growth. Over the past fiscal year the Company has continued to evaluate capacity levels at its three facilities and has implemented new technologies and equipment that will position the Company to increase its performance, productivity, and profitability. One such improvement is the installation of a narrow web flexographic printing press at the Hastings, Nebraska facility. In addition, the Company installed equipment and software at the Hastings facility that allows the Company to generate customers' film in-house; a process that was formerly outsourced to other companies. Gibraltar will continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to continue to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and when applicable, implementing new technologies and equipment.

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

         Unless otherwise stated in this Annual Report, references to fiscal 2002, 2001, and 2000 relate to the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively.

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

         FOLDING CARTONS

         The Company designs, manufactures, and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both product packaging and retail display of products. Sales of folding cartons represented approximately 78%, 79%, and 73% of the Company's net sales for fiscal 2002, 2001, and 2000, respectively.

         The Company believes that recent trends in the folding carton market favor manufacturers that can produce creative graphics to enhance visual presentation, point-of-sale appeal, and product differentiation. Specialty packaging designed to address these needs often includes graphics with high-resolution print, multiple colors, and innovative structural designs. The Company's internal structural design teams have won numerous industry awards, due in part, to the Company's emphasis on product design. The Company believes that its design resources enhance its competitiveness in the folding carton market, and result in increased profitability. The Company's facilities also offer specialty features for its folding cartons including windowing, security label application, velcro application, and coupon application.

         Folding cartons are produced at each of the Company's three production facilities utilizing offset printing presses. The Hastings, Nebraska facility also utilizes flexographic printing for the manufacture of folding cartons. For offset printing, once a customer's order is received, paperboard rolls are purchased from outside suppliers and converted into sheets with sheeting equipment, in sizes determined for each order. Customers supply graphic disks, artwork, or film to the Company, and then specialized printing plates are created to use in the printing of paperboard sheets on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded, and glued into individual cartons per the carton specifications, and then packaged for shipment to customers. For the flexographic printing, the process differs slightly. Once a customer's order is received, paperboard rolls are purchased from outside suppliers. Folding cartons are then produced directly from the roll stock by printing and die cutting in line to output blanks for gluing or flat packing. This printing process utilizes UV inks and coatings, which is an additional feature the Company can now offer to its customers.

         In June 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. This facility renewed their certification in June 1999, and in June 2002 achieved certification to the ISO 9001:2000 standard. In January 1998, the Company's Fort Wayne, Indiana facility also achieved ISO 9001 certification, and then renewed their certification in January 2001. The facility in Mount Gilead, North Carolina received ISO 9001 certification in June 2001 and achieved certification to the ISO 9001:2000 standard in December 2001. ISO (International Organization for Standardization) has steadily become a worldwide standard for quality management. The ISO standards require a company to codify its quality programs by defining and documenting its quality system.

         The Company's Hastings, Nebraska facility also initiated and formalized programs for compliance with the American Institute of Baking's Standards for Packaging Facilities. This standard covers adequacy of the product safety program, pest control, operation methods, personnel practices, maintenance for product safety, and cleaning practices. In December 2001 the facility achieved an Excellent rating following its first American Institute of Baking audit.

         FLEXIBLE POLY-FILM PACKAGING

         Flexible packaging sales represented approximately 11% of the Company's net sales for fiscal years 2002, 2001, and 2000.

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

         SPECIALTY LAMINATED CARTONS

         At the Hastings, Nebraska facility, the Company manufactures specialty laminated cartons, which it markets to customers throughout the United States, primarily in the food, automotive, household, and industrial markets. Laminated cartons are used for the retail sale of products and offer customers a number of visual marketing benefits. Specialty laminated carton sales represented approximately 6% of the Company's net sales for fiscal years 2002, 2001, and 2000.

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

         CORRUGATED CONTAINERS

         The Company's Hastings, Nebraska facility also designs and manufactures printed corrugated containers, which it markets to customers located in the mid-western United States. The primary markets for this product line are the automotive, industrial, and agricultural markets. Corrugated container sales represented approximately 5% of the Company's net sales for fiscal year 2002 and 4% for fiscal years 2001 and 2000.

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

         The Company has also been impacted by the increasing trends of customers to improve their buying power through vendor consolidation. The Company has been successful in several of these initiatives, but cannot guarantee success in future vendor consolidation efforts.

         Many of the Company's competitors have greater resources, financial and otherwise, than the Company. In addition, to the extent that packaging methods are developed and successfully marketed as alternatives to the Company's products, the Company may compete with producers of such alternative packaging methods.

RAW MATERIALS

         Raw materials used in the Company's production process include paperboard, inks, flexible films, resin, and adhesives, all of which the Company purchases from more than one supplier. In fiscal 2002, prices remained relatively steady with increases experienced for some materials. The company expects increases in some materials for the first quarter of fiscal 2003 with the second quarter remaining stable. Although the Company has historically been able to pass material increases on to its customers, any future price increases could have an adverse impact on the Company's results of operations, if the Company is unable to continue to pass these increases on to its customers.

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

CUSTOMERS

         The Company derives its sales from a diverse market base. In fiscal 2002, the Company sold its products throughout the United States to over 467 different customers for use in a variety of industries. The table below sets forth the Company's approximate percent of net sales by market for each of the years indicated. In fiscal 2001, the company reviewed its industry classifications to better represent the customer base it currently serves. These changes are reflected in each of the fiscal years listed below. Fluctuations in the percentage of net sales for certain industries can be attributed, in part, to the sale of the GB Labels and Niemand Industries divisions.

         -----------------------------------------------------------------------
                                                 JUNE 29,    JUNE 30,    JULY 1,
                                                    2002        2001       2000
                                                    ----        ----       ----

         Food products                               23%         19%        17%
         Paper and allied products                   18%         18%        17%
         Pharmaceutical and medical instruments      15%         15%        15%
         Textiles                                    11%         14%        18%
         Tobacco products                            10%          8%         3%
         Automotive products                          9%         10%        11%
         Household products                           7%          9%        11%
         Industrial products                          2%          2%         2%
         Other                                        5%          5%         6%
                                                    ----        ----       ----
         Total net sales                            100%        100%       100%
                                                    ====        ====       ====

         -----------------------------------------------------------------------

         Sales to the Company's top three customers accounted for approximately 39% of the Company's net sales for fiscal 2002. Sales to Smead Manufacturing represented approximately 17%, and sales to McCain Foods Limited represented approximately 13% of net sales in fiscal 2002.

         The Company believes that developing long-term relationships with customers is critical to its success in the packaging industry. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from one to three years.

EMPLOYEES

         As of June 29, 2002, the Company employed approximately 468 full-time employees - 94 salaried, and 374 hourly. The Company primarily markets its products and services through 14 employee sales representatives, as well as several commissioned brokers or agents.

         The Graphics Communication Union, No. 19-M, represents approximately 86 hourly employees at the Fort Wayne, Indiana facility. The current three-year union contract remains in effect through November 7, 2002. Management for the Company and union representatives are currently in negotiations concerning the renewal of the union contract. The Company considers its relationship with its employees and the union to be generally satisfactory. Although there are no difficulties anticipated, the Company is unable to forecast the outcome of future negotiations between the Company and the Graphics Communication Union, or the potential impact any dispute could have on the Company's financial position or results of operations.

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

         In February 1997, the North Carolina Division of Water Quality ("DWQ") asked Gibraltar to conduct a follow-up assessment of the GB Labels facility. The Company arranged with its environmental consultants to install additional groundwater monitoring wells, conduct additional investigative work at the GB Labels site and prepare an updated report. The Comprehensive Assessment Report was filed with the DWQ in June 1998. To date, the DWQ has requested no further updates.

         Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $430,000 from $431,000 at June 29, 2002 and June 30, 2001, respectively, reflects legal and environmental consulting expenses incurred in fiscal 2002. Cumulative incurred expenses as of June 29, 2002 related to remediation totaled $320,000. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.


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

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company is seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. The amount of the counterclaim is unknown. Discovery has revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company has brought a third party claim against this party in the litigation. There can be no assurances that the outcome of the litigation would not have an adverse impact on the Company. The parties participated in a settlement mediation in December 1999 and are gathering additional information through depositions. The Company is presently in settlement discussions with Anthem.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         No matters were submitted to a vote of the stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended June 29, 2002.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               -----------------------------------------------------------------
               MATTERS
               -------

PRICE RANGE OF COMMON STOCK

         The Company's common stock is currently traded on the NASDAQ Over-The-Counter Bulletin Board. The trading symbol for the Company's common stock is "PACK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported by NASDAQ:

                                                      HIGH            LOW

       FISCAL 2002
         Fourth Quarter                            $   1.55        $   1.15
         Third Quarter                                 1.60            1.16
         Second Quarter                                1.30            1.16
         First Quarter                                 1.32            1.20

       FISCAL 2001
         Fourth Quarter                            $   1.56        $   1.25
         Third Quarter                                 1.75            1.25
         Second Quarter                                1.56            0.88
         First Quarter                                 1.06            0.63

         There were approximately 163 shareholders of record of the Company's common stock as of September 13, 2002. The Company believes that the number of beneficial owners of its common stock is approximately 650.

DIVIDEND POLICY

         Historically, the Company has not paid cash dividends on its common stock. Any payment of cash dividends in the future will depend upon the terms of the Company's debt instruments, the financial condition, capital requirements and earnings of the Company, as well as other factors the Board of Directors may deem relevant. In addition, the Company's credit facility with LaSalle Business Credit, Inc. restricts the ability of the Company to pay dividends.

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


                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED
                                                --------------------------------------------------------------
                                                 JUNE 29,     JUNE 30,       JULY 1,      JULY 3,      JUNE 27,
                                                    2002(1)      2001(2)       2000(3)      1999(4)       1998(5)
                                                    ----         ----          ----         ----          ----
STATEMENT OF OPERATIONS DATA:

Net Sales                                       $ 63,803     $ 64,084      $ 67,543     $ 76,514      $ 75,890
Cost of Goods Sold                                51,396       50,908        54,998       65,711        64,138
Gross Profit                                      12,407       13,176        12,545       10,803        11,752
Operating Expenses                                 7,864        7,961         7,862       21,802        26,411
Income (Loss) From Operations                      4,543        5,215         4,683      (10,999)      (14,659)
Other Expense - Net                                1,399        2,499         3,130        3,324         3,989
Provision (Benefit) for Income Taxes               1,235         (923)          483         (751)       (1,435)
Income (Loss) before Extraordinary Item            1,909        3,639         1,070      (13,572)      (17,213)
Net Income (Loss)                                  1,753        3,639         1,070      (13,572)      (17,213)

Basic and Diluted Per Common Share Amounts:
Income (Loss) before Extraordinary Item             0.38         0.72          0.21        (2.69)        (3.41)
Net Income (Loss)                                   0.35         0.72          0.21        (2.69)        (3.41)
Weighted Average Shares Outstanding                5,042        5,042         5,042        5,042         5,042

BALANCE SHEET DATA:

Working Capital                                    2,563        2,403         2,333        3,357         4,969
Total Assets                                      34,544       36,374        37,654       43,338        59,371
Long-Term Debt (net of current portion)           14,917       18,578        22,498       27,943        27,872
Stockholders' Equity                               6,908        5,155         1,516          446        14,018

        (1) Includes an extraordinary after-tax loss of $156 reflecting the write-off of unamortized finance costs related to the First Source financing.

        (2) Includes a $2.0 million reduction to the tax provision. As a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

        (3) Includes the effect of the sale of the operating assets of Niemand in June 1999 and February 2000 and the sale of the operating assets of GB Labels in August 1999.

        (4) Includes impairment write-downs of long-lived assets related to Flashfold Carton and GB Labels of $11,861 and $352, respectively, and restructuring charges of $235 related to the relocation of the Company's corporate offices.

        (5) Includes a charge for severance and relocation costs of approximately $500 and a restructuring charge of $170 consisting of severance costs for divisional personnel. Results also include an impairment write-down of long-lived assets related to Niemand of approximately $14,083 and a write-off of unamortized finance costs related to the Harris Bank refinancing of approximately $854.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

CRITICAL ACCOUNTING POLICIES

         The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the Company to select and apply accounting policies that best provide the framework to report the Company's results of operations and financial position. The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. The judgments and uncertainties inherent in this process affect the application of those policies. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the Company's financial condition and results of operations and that involve significant subjectivity. Management believes that its selection and application of these policies best represent the operating results and financial position of the Company. The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a significant customer's credit worthiness or actual defaults are higher than historical experience, estimates of the recoverability of amounts due the Company could be adversely affected.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. Management believes the useful lives assigned to these assets, which range from 2 to 40 years, are reasonable. Management evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. If management's assumptions about these assets change as a result of events or circumstances, and management believes the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

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

                                                      YEARS ENDED
                                         --------------------------------------
                                         JUNE 29,       JUNE 30,        JULY 1,
                                            2002           2001           2000
                                            ----           ----           ----
   Net Sales                               100.0%         100.0%         100.0%
   Cost of Goods Sold                       80.6           79.4           81.4
   Gross Profit                             19.4           20.6           18.6
   Operating Expenses                       12.3           12.4           11.6
   Income from Operations                    7.1            8.1            6.9
   Other Expense - Net                       2.2            3.9            4.6
   Provision (Benefit) for Income Taxes      1.9           (1.4)           0.7
   Net Income                                2.7%           5.7%           1.6%

         FISCAL YEAR 2002 VS. 2001

         In fiscal 2002, the Company had net sales of $63.8 million compared with $64.1 million in fiscal 2001, a decrease of $0.3 million or 0.4%. Sales were negatively impacted by the overall slow-down in economic conditions.

         Gross profit for fiscal 2002 decreased to 19.4% of net sales from 20.6% in fiscal 2001. This is attributable to higher material costs from changes in customer mix and pricing pressures, as well as higher repair and maintenance costs of $0.2 million. However, these increases were partially offset by continued cost control efforts, such as a substantial reduction in labor cost of $0.3 million. Cost of goods sold increased $0.5 million, or 1.0%, to $51.4 million in fiscal 2002 compared to $50.9 million in fiscal 2001.

         Income from operations for fiscal 2002 was $4.5 million compared with $5.2 million in fiscal 2001, a decrease of $0.7 million or 12.9%. This decrease is primarily a result of lower sales, partially offset by a small reduction in selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.1 million or 1.2% to $7.7 million in fiscal 2002 from $7.8 million in fiscal 2001. Expressed as a percentage of net sales, selling, general and administrative expenses decreased to 12.1% in fiscal 2002, compared with 12.2% in fiscal 2001. This is primarily the result of lower bad debt expense.

         Total interest expense decreased $1.2 million, or 46.5%, to $1.3 million in fiscal 2002 from $2.5 million in fiscal 2001. The decrease is primarily the result of $3.8 million in lower average borrowings coupled with a decline in the lower average interest rate to 6.1% from 9.9%.

         The income tax provision as a percentage of pre-tax income for fiscal 2002 was 39.3% compared with an income tax benefit of 34.0% for fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets. See
Note 5 of the Notes to Consolidated Financial Statements for a detailed description of the adjustment to the deferred income tax asset valuation.

         In December 2001, the Company refinanced its credit facility with LaSalle. As part of this refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share reflecting the write-off of unamortized finance costs relating to the previous existing credit facility.

         Net income in fiscal 2002 was $1.8 million, or $0.35 per share, compared to $3.6 million or $0.72 per share in fiscal 2001. Net income in fiscal 2001 includes the effect of reducing the deferred income tax asset valuation allowance by $2.0 million, as a result of earnings improvements. Excluding the impact of the change in the deferred income tax asset valuation allowance, net income would have been $1.7 million (or $0.33 per share). The following table illustrates the effect of the income tax asset valuation allowance (in thousands, except per share data):

                                                               EXCLUDING IMPACT
                                                               OF CHANGE IN TAX
                                                                   VALUATION
                                             AS REPORTED           ALLOWANCE
                                          ----------------     ----------------

   Income Before Income Taxes                       $2,716               $2,716
   Provision (Benefit) for Income Taxes               (923)               1,046
                                          ----------------     ----------------
   Net Income                                       $3,639               $1,670
                                          ================     ================
   Net Income Per Share                              $0.72                $0.33
                                          ================     ================


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

Additionally, the Company continued to benefit from cost control efforts and productivity gains carried over from the previous year. Cost of goods sold decreased $4.1 million, or 7.4%, to $50.9 million in fiscal 2001 compared to $55.0 million in fiscal 2000. The sale of the operating assets of GB Labels and Niemand accounted for $3.9 million of the decrease.

         Income from operations for fiscal 2001 was $5.2 million compared with $4.7 million in fiscal 2000, an increase of $0.5 million or 11.4%. This increase was the result of the operating improvements from the retained operations and the sale of the operating assets of GB Labels and Niemand. Selling, general and administrative expenses increased $0.1 million or 1.6% to $7.8 million in fiscal 2001 from $7.7 million in fiscal 2000. Expressed as a percentage of net sales, selling, general and administrative expenses increased to 12.2% in fiscal 2001, compared with 11.4% in fiscal 2000. This is the result of an increase in third party brokers commissions and bad debt expense, partially offset by decreases due to the sale of the operating assets of Niemand and GB Labels.

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

                                                               EXCLUDING IMPACT
                                                               OF CHANGE IN TAX
                                                                   VALUATION
                                             AS REPORTED           ALLOWANCE
                                          ----------------     ----------------

   Income Before Income Taxes                       $2,716               $2,716
   Provision (Benefit) for Income Taxes               (923)               1,046
                                          ----------------     ----------------
   Net Income                                       $3,639               $1,670
                                          ================     ================
   Net Income Per Share                              $0.72                $0.33
                                          ================     ================


FINANCIAL CONDITION

         On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc. ("LaSalle"). This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined are to be repaid over seven years, but are callable after three years. The Special Advance Loan, which is to be repaid first, requires monthly principal payments of $185,155 plus interest. Additionally, the credit facility provides for an Excess Cash Flow Payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The Excess Cash Flow Payment for fiscal 2002 is approximately $1.1 million and will be paid in October 2002. Until the Special Advance is repaid, monthly interest payments will be made on the Term Loan. Upon repayment of the Special Advance Loan, monthly principal payments based on the remaining amortization period plus interest will be applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous credit facility in fiscal 2002.

         The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $4.9 million as of June 29, 2002.

         The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at June 29, 2002 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver and Special Advance Loan were 4.75% and 1.96%, respectively, at June 29, 2002. LaSalle's prime and LIBOR rates for the Term Loan were 4.75% and 2.20%, respectively, at June 29, 2002.

         As of June 29, 2002, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at June 29, 2002 amounted to $147,500 and related to workman's compensation insurance policies.

         The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of June 29, 2002, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

         At June 29, 2002, the Company had working capital of $2.6 million, as compared to $2.4 million at June 30, 2001. The current portion of the Company's long-term debt includes an Excess Cash Flow Payment which the Company will pay to LaSalle as a prepayment on the Special Advance Loan. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations totaled $4.4 million in fiscal 2002 and $4.3 million in fiscal 2001. This increase is primarily attributable to higher profitability during fiscal 2002 when compared to fiscal 2001.

         During fiscal 2002, capital expenditures totaled $1.1 million compared with $0.8 million in fiscal 2001, and consisted primarily of additions to machinery and equipment as well as improvements to existing facilities. The

Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

       The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of June 29, 2002:

--------------------------------------------------------------------------------------------------------
                                                                   PAYMENTS DUE BY PERIOD
                                                      --------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS                                                                    AFTER 5
(THOUSANDS OF DOLLARS)                        TOTAL       1 YEAR     2-3 YEARS    4-5 YEARS       YEARS
--------------------------------------------------------------------------------------------------------
Long-term debt                              $ 14,442     $  3,293     $ 11,149     $     --     $     --
Revolving Line-of-Credit (a)                   3,582           --        3,582           --           --
Capital lease obligations                        242           56           93           93           --
Operating leases                               3,608        1,288        1,793          384          143
--------------------------------------------------------------------------------------------------------
Total contractual cash obligations          $ 21,874     $  4,637     $ 16,617     $    477     $    143
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                               AMOUNT OF COMMITMENT EXPIRATION
                                                                          PER PERIOD
                                                      --------------------------------------------------
                                             TOTAL
OTHER COMMERCIAL COMMITMENTS                AMOUNTS                                             AFTER 5
(THOUSANDS OF DOLLARS)                     COMMITTED      1 YEAR     2-3 YEARS    4-5 YEARS       YEARS
--------------------------------------------------------------------------------------------------------
Revolving Line-of-Credit (b)                $  4,873     $     --     $  4,873     $     --     $     --
Standby letters of credit                        148          148           --           --           --
--------------------------------------------------------------------------------------------------------
Total commercial commitment                 $  5,021     $    148     $  4,873     $     --     $     --
--------------------------------------------------------------------------------------------------------

(a) The revolving line-of-credit represents the actual outstanding balance, as of June 29, 2002.
(b) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of June 29, 2002.

INFLATION

         Inflation has not had a significant impact on the Company's cost structure.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income for fiscal years 2002, 2001, and 2000 by $135,000, $135,000, and $161,000, respectively.

         In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. In fiscal 2002, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) reflecting the write-off of unamortized finance costs. For the purpose of comparability, the presentation of this amount will be changed to reflect the requirements of SFAS No. 145 in future filings.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
               ---------------------------------------------------------

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at June 29, 2002 is at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the fiscal year ended June 29, 2002.

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company's products due to overall economic conditions; (2) the Company's ability to execute its business plan; (3) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (4) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (5) the introduction of competing products by other firms; (6) pressure on pricing from competition or purchasers of the Company's products; (7) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (8) continued stability in other raw material prices, including oil-based resin and plastic film; (9) the impact of government regulation on the Company's manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; and
(10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.


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


ITEM 9.        CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               --------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

         None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

         The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Items 401 and 405 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information - Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002, and is hereby incorporated by reference. If the definitive proxy statement for the 2002 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2002 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 11.       EXECUTIVE COMPENSATION
               ----------------------

         The information relating to the compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002 and is hereby incorporated by reference. If the definitive proxy statement for the 2002 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2002 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

         The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002 and is hereby incorporated by reference. If the definitive proxy statement for the 2002 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2002 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

         The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2002 and is hereby incorporated by reference. If the definitive proxy statement for the 2002 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2002 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

         (a) (1) Financial Statements

                                                                            Page

         Independent Auditors' Report                                       F-1

         Consolidated Balance Sheets,
           June 29, 2002 and June 30, 2001                                  F-2

         Consolidated Statements of Operations,
           Years Ended June 29, 2002, June 30, 2001, and July 1, 2000       F-3

         Consolidated Statements of Stockholders' Equity,
           Years Ended June 29, 2002, June 30, 2001, and July 1, 2000       F-4

         Consolidated Statements of Cash Flows,
           Years Ended June 29, 2002, June 30, 2001, and July 1, 2000       F-5

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

   **10.4 Gibraltar Packaging Group, Inc. 1992 Incentive Stock Option Plan, dated March 5, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.5 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

   **10.5 Gibraltar Packaging Group, Inc. Director Stock Option Plan dated July 13, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.6 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

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

     10.57 Amendment to Asset Purchase Agreement, dated April 6, 2001, among TEKPAK, Inc., Niemand Industries, Inc. and Gibraltar Packaging Group, Inc (incorporated by reference to Exhibit 10.57 to Gibraltar's Annual Report on Form 10-K for the period ended June 30, 2001 (File No. 00-19800)).

     10.58 Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc (incorporated by reference to Exhibit 10.58 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

     10.59 Supplement to Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc (incorporated by reference to
            Exhibit 10.59 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

     10.60 Revolving Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $12,000,000(incorporated by reference to Exhibit 10.60 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

     10.61 Term Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $11,553,000(incorporated by reference to Exhibit 10.61 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

     10.62 Special Advance Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $4,000,000(incorporated by reference to Exhibit 10.62 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

   * 21.1 Subsidiaries of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the year ended July 3, 1999 (File No. 00-19800)).

   * 23.1   Consent of Deloitte & Touche LLP.

------------------
*Filed herewith.

**Indicates management contract or compensatory plan.

         (b) Reports on Form 8-K.

             NONE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GIBRALTAR PACKAGING GROUP, INC.

By:   /s/ Brett E. Moller
      ----------------------------------
      Brett E. Moller
      Vice President Finance
      (Principal Financial and Accounting Officer)

Date: September 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Walter E. Rose                      /s/ Richard D. Hinrichs
    ------------------------------------    ------------------------------------
    Walter E. Rose                          Richard D. Hinrichs
    Chief Executive Officer and             Chief Operating Officer and Director
    Chairman of the Board                   September 25, 2002
    (Principal Executive Officer)
    September 25, 2002



    /s/ David G. Chandler                   /s/ Robert G. Shaw
    ------------------------------------    ------------------------------------
    David G. Chandler                       Robert G. Shaw
    Director                                Director
    September 25, 2002                      September 25, 2002



    /s/ John D. Strautnieks                 /s/ John W. Lloyd
    ------------------------------------    ------------------------------------
    John D. Strautnieks                     John W. Lloyd
    Director                                Director
    September 25, 2002                      September 25, 2002

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13a-14
----------------------------------------------------

I, Walter E. Rose, Chairman of the Board and Chief Executive Officer of Gibraltar Packaging Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Gibraltar Packaging Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002


/s/ Walter E. Rose
---------------------------
WALTER E. ROSE
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)


I, Brett E. Moller, Vice President Finance of Gibraltar Packaging Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Gibraltar Packaging Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002


/s/ Brett E. Moller
---------------------------
BRETT E. MOLLER
VICE PRESIDENT FINANCE
(Principal Financial Officer)

Simultaneously with the filing of this annual report on Form 10-K, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Gibraltar Packaging Group, Inc.
Hastings, Nebraska

We have audited the accompanying consolidated balance sheets of Gibraltar Packaging Group, Inc. and its subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gibraltar Packaging Group, Inc. and subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
August 8, 2002

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               JUNE 29,      JUNE 30,
                                                                                  2002          2001
ASSETS

CURRENT ASSETS:
     Cash                                                                     $     45      $    144
     Accounts receivable  (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $521
         AND $508, RESPECTIVELY)                                                 5,432         6,285
     Inventories                                                                 7,317         6,693
     Deferred income taxes                                                         703           725
     Prepaid and other current assets                                              423           766
                                                                              --------      --------
         Total current assets                                                   13,920        14,613
PROPERTY, PLANT AND EQUIPMENT - Net                                             15,687        16,590
GOODWILL (NET OF ACCUMULATED AMORTIZATION OF $2,225 AND
     $2,090, RESPECTIVELY)                                                       4,112         4,247
DEFERRED INCOME TAXES                                                               --           105
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION OF $83 AND
     $487, RESPECTIVELY)                                                           825           819
                                                                              --------      --------
TOTAL                                                                         $ 34,544      $ 36,374
                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Checks not yet presented                                                 $    718      $  1,115
     Current portion of long-term debt                                           3,349         2,769
     Accounts payable                                                            4,036         4,925
     Accrued expenses                                                            3,254         3,401
                                                                              --------      --------
         Total current liabilities                                              11,357        12,210
LONG-TERM DEBT - Net of current portion                                         14,917        18,578
DEFERRED INCOME TAXES                                                              932            --
OTHER LONG-TERM LIABILITIES                                                        430           431
                                                                              --------      --------
         Total liabilities                                                      27,636        31,219
                                                                              --------      --------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                                                --            --
     Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,041,544 issued and outstanding                                  50            50
     Additional paid-in capital                                                 28,162        28,162
     Accumulated deficit                                                       (21,304)      (23,057)
                                                                              --------      --------
         Total stockholders' equity                                              6,908         5,155
                                                                              --------      --------
TOTAL                                                                         $ 34,544      $ 36,374
                                                                              ========      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                      2002            2001            2000
NET SALES                                       $   63,803      $   64,084      $   67,543

COST OF GOODS SOLD                                  51,396          50,908          54,998
                                                ----------      ----------      ----------

GROSS PROFIT                                        12,407          13,176          12,545
                                                ----------      ----------      ----------

OPERATING EXPENSES:

   Selling, general, and administrative              7,729           7,826           7,701

   Amortization of goodwill                            135             135             161
                                                ----------      ----------      ----------

     Total operating expenses                        7,864           7,961           7,862
                                                ----------      ----------      ----------

INCOME FROM OPERATIONS                               4,543           5,215           4,683
                                                ----------      ----------      ----------

OTHER EXPENSE:

   Interest expense                                  1,337           2,499           3,043

   Other expense - net                                  62              --              87
                                                ----------      ----------      ----------

     Total other expense                             1,399           2,499           3,130
                                                ----------      ----------      ----------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                3,144           2,716           1,553

INCOME TAX PROVISION (BENEFIT)                       1,235            (923)            483
                                                ----------      ----------      ----------

INCOME BEFORE EXTRAORDINARY ITEM                     1,909           3,639           1,070

EXTRAORDINARY ITEM, NET OF TAX (Note 4)               (156)             --              --
                                                ----------      ----------      ----------

NET INCOME                                      $    1,753      $    3,639      $    1,070
                                                ==========      ==========      ==========


BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

   Income Before Extraordinary Item             $     0.38      $     0.72      $     0.21
                                                ==========      ==========      ==========

   Extraordinary Item                           $    (0.03)     $       --      $       --
                                                ==========      ==========      ==========

   Net Income                                   $     0.35      $     0.72      $     0.21
                                                ==========      ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING              5,041,544       5,041,544       5,041,544
                                                ==========      ==========      ==========
   (basic and diluted)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     COMMON STOCK
                                -----------------------    ADDITIONAL
                                NUMBER OF                    PAID-IN     ACCUMULATED
                                 SHARES         AMOUNT       CAPITAL        DEFICIT        TOTAL
BALANCE, July 3, 1999           5,041,544     $      50     $  28,162     $ (27,766)     $     446

Net income                             --            --            --         1,070          1,070
                                ---------     ---------     ---------     ---------      ---------

BALANCE, July 1, 2000           5,041,544            50        28,162       (26,696)         1,516

Net income                             --            --            --         3,639          3,639
                                ---------     ---------     ---------     ---------      ---------

BALANCE, June 30, 2001          5,041,544            50        28,162       (23,057)         5,155

Net income                             --            --            --         1,753          1,753
                                ---------     ---------     ---------     ---------      ---------

BALANCE, June 29, 2002          5,041,544     $      50     $  28,162     $ (21,304)     $   6,908
                                =========     =========     =========     =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000
                                 (IN THOUSANDS)

                                                                      2002          2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  1,753      $  3,639      $  1,070
     Adjustments to reconcile net income to
     net cash flows from operating activities:
         Depreciation and amortization                               2,240         2,212         2,359
         Provision for losses on accounts receivable                   216           342            28
         (Gain)/loss on sale of property, plant and equipment            2           (55)          (13)
         Extraordinary item                                            260            --            --
         Deferred income taxes                                       1,059        (1,142)          450
         Changes in operating assets and liabilities:
              Accounts receivable - net                                637          (185)           73
              Inventories                                             (624)          117            69
              Prepaid expenses and other assets                        263          (519)         (289)
              Accounts payable                                      (1,286)           35          (815)
              Accrued expenses and other liabilities                  (148)         (158)          (11)
                                                                  --------      --------      --------

     Net Cash Flows from Operating Activities                        4,372         4,286         2,921
                                                                  --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                13           403            38
     Proceeds from sale of Niemand and GB Labels                        --            --         2,907
     Purchases of property, plant and equipment                       (842)         (803)         (331)
                                                                  --------      --------      --------

     Net Cash Flows from Investing Activities                         (829)         (400)        2,614
                                                                  --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under revolving credit facility                   (2,993)         (798)         (777)
     Net principal repayments of long-term debt                    (15,845)       (3,081)       (4,764)
     Net repayments under capital leases                               (30)          (23)          (32)
     Proceeds from refinancing                                      15,553            --            --
     Refinancing costs                                                (327)           --            --
                                                                  --------      --------      --------

     Net Cash Flows from Financing Activities                       (3,642)       (3,902)       (5,573)
                                                                  --------      --------      --------

NET DECREASE IN CASH                                                   (99)          (16)          (38)

CASH AT BEGINNING OF YEAR                                              144           160           198
                                                                  --------      --------      --------

CASH AT END OF YEAR                                               $     45      $    144      $    160
                                                                  ========      ========      ========
SUPPLEMENTAL DISCLOSURE:
     Income taxes paid                                            $    113      $    191      $      8
                                                                  ========      ========      ========
     Interest paid                                                $  1,186      $  2,365      $  2,969
                                                                  ========      ========      ========
SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
     Capital lease obligations                                    $    234      $     --      $     --
                                                                  ========      ========      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1 2000


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

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

                                                        YEARS ENDED
                                            -----------------------------------
                                             JUNE 29,     JUNE 30,      JULY 1,
                                                2002         2001         2000

     Allowance, Beginning of Year           $    508     $    185     $    194

     Provision for Uncollectible Accounts        216          342           28

     Write-off of Uncollectible Accounts        (203)         (19)         (37)
                                            --------     --------     --------

     Allowance, End of Year                 $    521     $    508     $    185
                                            ========     ========     ========

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided using the straight-line method over the following estimated useful lives:

     Buildings                                                        40 years
     Machinery and equipment                                        2-20 years
     Vehicles                                                        3-8 years
     Furniture and fixtures                                         3-10 years

GOODWILL - Through fiscal 2002, goodwill was being amortized over a forty-year period on a straight-line basis. The carrying value of goodwill was evaluated in relation to the operating performance and future undiscounted net cash flows of the related acquired businesses. Starting in fiscal 2003 and in accordance with SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill will no longer be amortized, but will be tested for impairment on an annual basis.

IMPAIRMENT OF LONG-LIVED ASSETS - Recoverability of long-lived assets not held for sale are evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The evaluation of the recoverability of long-lived assets that are held for sale are based on comparing the assets' carrying amount with its fair value less cost to sell. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in fiscal years 2002, 2001 and 2000.

DISPOSAL OF ASSETS - In connection with a modification of the Company's strategic plan, the Company previously divested itself of the operating assets of two of its subsidiaries, GB Labels and Niemand.

In the fourth quarter of fiscal 1999, the sale of the container business of Niemand was finalized. The remainder of the operating assets were sold effective February 1, 2000. No gain or loss was recorded on the sales in either fiscal 2000 or fiscal 1999.

The sale of the operating assets of GB Labels was effective August 30, 1999. No gain or loss was recorded on the sale in fiscal 2000.

Individually and in total, the assets disposed of were not material to the Company's financial statements. Accordingly, pro forma financial statements are not presented.

OTHER ASSETS - Costs associated with obtaining financing arrangements are included in other assets. In December 2001, the Company capitalized approximately $0.4 million, representing the cost of refinancing its debt under a new credit facility, as described in Note 4. This amount is being amortized over thirty-six months. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous credit facility in fiscal 2002.

REVENUE RECOGNITION - Revenue is recognized when title to finished product passes to the customer which is primarily upon shipment of products.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations, goodwill and other intangibles. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for the Company beginning July 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards including the impact, if any, of completion of the annual impairment test. However, the historical impact of not amortizing goodwill would have been to increase net income for fiscal years 2002, 2001, and 2000 by $135,000, $135,000, and
$161,000, respectively.

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. In fiscal 2002, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) reflecting the write-off of unamortized finance costs. For the purpose of comparability, the presentation of this amount will be changed to reflect the requirements of SFAS No. 145 in future filings.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

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

RECLASSIFICATION - Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the fiscal 2002 presentation.


2. INVENTORIES

Inventories consisted of the following (in thousands):

                                                           JUNE 29,    JUNE 30,
                                                              2002        2001

     Finished goods                                       $  4,665    $  4,846
     Work in process                                           935         797
     Raw materials                                           1,414         764
     Manufacturing supplies                                    303         286
                                                          --------    --------
                                                          $  7,317    $  6,693
                                                          ========    ========

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):

                                                           JUNE 29,    JUNE 30,
                                                              2002        2001

     Land                                                 $    632    $    632
     Buildings                                              12,016      11,852
     Machinery, equipment
       and vehicles                                         21,439      20,711
     Furniture and fixtures                                  1,598       1,516
     Construction-in-progress                                    9          19
                                                          --------    --------
                                                            35,694      34,730
     Less accumulated depreciation                          20,007      18,140
                                                          --------    --------
                                                          $ 15,687    $ 16,590
                                                          ========    ========


4. FINANCING AGREEMENTS

Long-term debt consisted of (columnar amounts in thousands):

                                                           JUNE 29,    JUNE 30,
                                                              2002        2001

Term Loan                                                 $ 11,553    $ 14,734

Special Advance Loan                                         2,889          --

Revolving credit facility                                    3,582       6,575

Capital lease obligations (Note 8)                             242          38
                                                          --------    --------
Total                                                       18,266      21,347
Less current portion                                         3,349       2,769
                                                          --------    --------
Long-term debt                                            $ 14,917    $ 18,578
                                                          ========    ========

On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc. ("LaSalle"). This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined are to be repaid over seven years, but are callable after three years. The Special Advance Loan, which is to be repaid first, requires monthly principal payments of $185,155 plus interest. Additionally, the credit facility provides for an Excess Cash Flow Payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The Excess Cash Flow Payment for fiscal 2002 is approximately $1.1 million and will be paid in October 2002. Until the Special Advance is repaid, monthly interest payments will be made on the Term Loan. Upon repayment of the Special Advance Loan, monthly principal payments based on the remaining amortization period plus interest will be applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP. As part of the refinancing, the Company recorded an extraordinary loss of $260,000 ($156,000 after tax) or $0.03 per share after tax reflecting the write-off of unamortized finance costs relating to the previous credit facility in fiscal 2002.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $4.9 million as of June 29, 2002.

The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at June 29, 2002 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver and Special Advance Loan were 4.75% and 1.96%, respectively, at June 29, 2002. LaSalle's prime and LIBOR rates for the Term Loan were 4.75% and 2.20%, respectively, at June 29, 2002.

As of June 29, 2002, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at June 29, 2002 amounted to $147,500 and related to workman's compensation insurance policies.

The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of June 29, 2002, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

Anticipated maturities of long-term debt subsequent to June 29, 2002, pursuant to the credit facility and future minimum payments under finance leases, are as follows (in thousands):

                                                                       AMOUNTS
             2003                                                     $  3,349
             2004                                                        2,268
             2005                                                       12,556
             2006                                                           51
             2007                                                           42
                                                                      --------
             Total                                                    $ 18,266
                                                                      ========


5. INCOME TAXES

The provision (benefit) for income taxes, after extraordinary item, consists of the following (in thousands):

                                             JUNE 29,     JUNE 30,      JULY 1,
                                                2002         2001         2000
     Current:
       Federal                              $     --     $     62     $     --
       State                                      72          157           33
       Deferred                                1,059       (1,142)         450
                                            --------     --------     --------
                                            $  1,131     $   (923)    $    483
                                            ========     ========     ========

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes:

                                             JUNE 29,     JUNE 30,      JULY 1,
                                                2002         2001         2000

     Statutory rate                         $    981     $    923     $    528
     State income tax effect                      81           95           45
     Change in valuation allowance                (7)      (1,969)        (127)
     Amortization of goodwill                     46           46           55
     Other - net                                  30          (18)         (18)
                                            --------     --------     --------
     Total                                  $  1,131     $   (923)    $    483
                                            --------     --------     --------

Deferred income tax assets and liabilities result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax assets and liabilities are comprised of the following (in thousands):

                                                          JUNE 29,     JUNE 30,
                                                             2002         2001
     Deferred income tax assets:
       Difference in basis of amortizable assets         $    195     $    210
       Non-deductible accrued liabilities                     996          939
       State net operating loss carryforwards               1,427        1,502
       State tax credits carryforward                         369          875
       Federal net operating loss carryforward                925        2,223
       AMT credit carryforward                                411          454
       Differences in the basis of inventory
         for tax purposes                                     153          178
       Other - net                                             11           12
                                                         --------     --------
     Total                                                  4,487        6,393
     Deferred tax asset valuation allowance                (1,804)      (2,313)
                                                         --------     --------
       Net                                                  2,683        4,080
                                                         --------     --------
     Deferred tax liabilities:
       Difference in basis of property, plant
         and equipment                                     (2,725)      (3,061)
       Other                                                 (187)        (189)
                                                         --------     --------
     Total                                                 (2,912)      (3,250)
                                                         --------     --------
     Net deferred income tax asset (liability)           $   (229)    $    830
                                                         ========     ========

At June 29, 2002, the Company had the following tax net operating loss carryforwards for federal income tax purposes (in thousands):

     EXPIRATION                                                        AMOUNTS
        2013                                                          $  2,571
        2019                                                                71
        2020                                                                78
                                                                      --------
        Total                                                         $  2,720
                                                                      ========

At June 29, 2002, the Company had a state investment tax credit carryforward of approximately $0.4 million which expires if unutilized by the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

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

The change in benefit obligation and plan assets and the reconciliation of funded status for the years presented included the following components (dollars in thousands):

                                                            JUNE 29,   JUNE 30,
                                                               2002       2001

   Change in benefit obligations:
     Benefit obligation at beginning of year                $   598    $   555
     Service cost                                                48         43
     Interest cost                                               40         43
     Actuarial gain                                               6         54
     Benefits paid                                             (119)       (97)
                                                            -------    -------
     Benefit obligation at end of year                          573        598
                                                            -------    -------

   Change in plan assets:
     Fair value of plan assets at beginning of year             666        685
     Actual return (loss) on plan assets                        (10)        13
     Employer contribution                                       40         65
     Benefits paid                                             (119)       (97)
                                                            -------    -------
     Fair value of plan assets at end of year                   577        666
                                                            -------    -------

   Reconciliation of funded status:
     Plan assets in excess of projected benefit obligation        4         68
     Unrecognized loss                                          179        115
     Contributions made after the measurement date               40         40
                                                            -------    -------
     Prepaid pension cost recognized on balance sheet       $   223    $   223
                                                            =======    =======

   Discount rate used to calculate the above liability         7.25%      7.25%

The net periodic pension cost and assumptions used for the years presented included the following components (dollars in thousands):

                                                    JUNE 29,  JUNE 30,   JULY 1,
                                                       2002      2001      2000

   Service cost-benefits earned during the period    $   48    $   43    $   45
   Interest cost on projected benefit obligation         40        43        39
   Expected return on plan assets                       (52)      (58)      (52)
   Amortization of loss                                   4        --        --
                                                     ------    ------    ------
   Net periodic pension cost                         $   40    $   28    $   32
                                                     ======    ======    ======

   Discount rate used to calculate expense             7.25%     8.00%     7.50%
   Expected long-term rate of return on plan assets    8.00%     8.00%     8.00%

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

The Company's contributions to the Gibraltar Plan for the years ended June 29, 2002, June 30, 2001, and July 1, 2000 were approximately $88,000, $83,000 and
$86,000 respectively.


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

The 1998 Stock Appreciation Rights Plan (the "Plan") provides for the discretionary granting of stock appreciation rights ("SAR") to key employees of the Company, and is to be administered by the Compensation Committee of the Company's Board of Directors. SARs held by grantees under the Plan entitle the holder to cash payments only. Effective January 15, 1999, 150,000 SARs valued at $2.25 each and 150,000 SARs valued at $3.00 each were granted to officers of the Company. The SARs vest at 20% per year through the maturity date of June 30, 2003. No compensation expense has been recorded related to this plan, since the value of the SARs exceed the current trading price of the stock.

A summary of stock option transactions under the Company's employee option plans and the Director's stock plan for each of the three years in the period ended June 29, 2002 is as follows:

                                                             WEIGHTED AVERAGE
                                                  SHARES      EXERCISE PRICE
                                                  ------      --------------
     Outstanding at July 3, 1999                  52,834         $   7.59
          Granted                                     --               --
          Exercised                                   --               --
          Canceled or Lapsed                      (1,500)            9.00
                                                --------         --------
     Outstanding at July 1, 2000                  51,334             7.55
          Granted                                     --               --
          Exercised                                   --               --
          Canceled or Lapsed                          --               --
                                                --------         --------
     Outstanding at June 30, 2001                 51,334         $   7.55
          Granted                                     --               --
          Exercised                                   --               --
          Canceled or Lapsed                          --               --
                                                --------         --------
     Outstanding at June 29, 2002                 51,334         $   7.55
                                                ========         ========

     Shares exercisable at July 1, 2000           51,334         $   7.55
     Shares exercisable at June 30, 2001          51,334         $   7.55
     Shares exercisable at June 29, 2002          51,334         $   7.55

The following table summarizes information about stock options outstanding at June 29, 2002:

                                     Weighted
       Range of                    Avg. Remaining      Weighted                      Weighted
       Exercise         Number      Contractual        Average         Number        Average
        Prices       Outstanding        Life        Exercise Price   Exercisable   Exercisable
        ------       -----------        ----        --------------   -----------   -----------
     $6.00 - $6.50     22,334         0.1 years      $   6.02           22,334      $   6.02
     $8.00 - $9.00     29,000         1.7 years          8.73           29,000          8.72
                       ------         ---------      --------           ------      --------
                       51,334         1.0 Years      $   7.55           51,334      $   7.55

The Company accounts for its stock-based compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, which utilize the intrinsic value method. No compensation cost has been recognized related to the Company's stock option plans. Had compensation cost been determined based on the fair value of the options at the date of grant consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

                                                               JUNE 29,    JUNE 30,     JULY 1,
                                                                  2002        2001        2000
     Net income (loss) applicable to common shareholders
                                      As reported              $ 1,753     $ 3,639     $ 1,070
                                      Pro forma                $ 1,753     $ 3,639     $ 1,070

     Net income (loss) per basic and diluted common share
                                      As reported              $  0.35     $  0.72     $  0.21
                                      Pro forma                $  0.35     $  0.72     $  0.21

At June 29, 2002, the stock option exercise prices for the two existing plans exceeded the market value of the Company's common stock and therefore the options are excluded from the Company's earnings per share calculation.


8. LEASES

The Company leases certain manufacturing equipment under non-cancelable capital leases. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capitalized lease obligation. Assets under these capital leases are included as part of Property, Plant and Equipment in the Consolidated Balance Sheets and are identified as follows (dollars in thousands):

                                                                          JUNE 29,     JUNE 30,
                                                                             2002         2001
     Machinery, equipment
       and vehicles                                                      $    270     $     73
     Furniture and fixtures                                                    37           --
                                                                         --------     --------
                                                                              307           73
     Less accumulated amortization                                             47           27
                                                                         --------     --------
                                                                         $    260     $     46
                                                                         ========     ========

The Company leases office and manufacturing space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000 under operating lease agreements was approximately $1.5 million, $1.4 million, and $1.3 million, respectively.

As of June 29, 2002, approximate minimum future lease commitments under capital and operating leases were as follows (in thousands):
                                                        CAPITAL    OPERATING
     2003                                              $     73     $  1,288
     2004                                                    60        1,086
     2005                                                    57          707
     2006                                                    57          244
     2007                                                    43          140
     Thereafter                                              --          143
                                                       --------     --------
     Total minimum lease payments                           290     $  3,608
                                                                    ========
     Amount representing interest                            48
                                                       --------
     Present value of minimum lease payments                242
     Less current portion                                    56
                                                       --------
     Long-term lease obligation                        $    186
                                                       --------


OPERATING LEASES (AS LESSOR) - The Company leases its Niemand facility to the company that acquired the operating assets of Niemand's container packaging and filling business. The non-cancelable lease term is for five years and contains a five-year renewal option. The lessee also has the option to purchase the facility during this period for $1.1 million. The carrying value of the facility at June 29, 2002 is $1.7 million. As of June 29, 2002, approximate future minimum lease payments were as follows (in thousands):

                                                        AMOUNTS
                                    2003               $    160
                                    2004                    160
                                    2005                     93
                                                       --------
                                    Total              $    413
                                                       ========


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

ENVIRONMENTAL MATTERS - In May 1995, the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company established a reserve of $750,000 for such remediation costs in fiscal 1995. The Company's accrual for such remediation costs included in other long-term liabilities on the Consolidated Balance Sheet approximates $430,000 and $431,000 as of June 29, 2002 and June 30, 2001, respectively. Cumulative incurred expenses as of June 29, 2002 related to remediation totaled $320,000. In June of 1998, the Company completed a follow-up assessment of the facility, which was then filed with the Division of Water Quality ("DWQ"). The Company is awaiting a reply from the DWQ. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.

10.  RELATED PARTY TRANSACTIONS

The Company's CEO holds an equity interest in Rostra Technologies, Inc. ("Rostra"). During fiscal 2002, the Company paid $100,000 to Rostra in management fees for services provided by the Company's CEO in fiscal years 2000 and 2001. At June 29, 2002, the Company owed Rostra $50,000 in management fees for services provided by the Company's CEO during fiscal 2002.


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

At June 29, 2002, June 30, 2001, and July 1, 2000, accrued liabilities and other long-term liabilities included approximately $0, $53,000, and $116,000, respectively, related to the severance portion of these restructuring charges. The change in these reserves is the direct result of cash outflows related to the restructuring.


12. MAJOR CUSTOMERS

Sales to the Company's top three customers accounted for approximately 39%, 36%, and 28% of net sales for fiscal years 2002, 2001, and 2000, respectively. Sales to one customer represented approximately 17%, 17%, and 16% of net sales for fiscal years 2002, 2001, and 2000, respectively. Sales to another customer represented approximately 13% and 11% of net sales for fiscal years 2002 and 2001, respectively.


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

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of June 29, 2002, the fair value of the letters of credit was $147,500.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 29, 2002 and June 30, 2001 (in thousands, except per share data):

                                                     QUARTER ENDED
                             ------------------------------------------------------------
         2002                SEPTEMBER 30     DECEMBER 31(1)     MARCH 31         JUNE 30            YEAR
Net Sales                    $     15,356    $     15,325    $     16,139    $     16,983    $     63,803
Gross Profit                        2,999           2,963           3,095           3,350          12,407
Net Income                            359             241             479             674           1,753
Per Common Share Amounts:
(basic and diluted)

Net Income                   $       0.07    $       0.05    $       0.10    $       0.13    $       0.35

                                                     QUARTER ENDED
                             ------------------------------------------------------------
         2001                SEPTEMBER 30(2)  DECEMBER 31(2)     MARCH 31(2)      JUNE 30(2)         YEAR
Net Sales                    $     16,396    $     16,416    $     16,275    $     14,997    $     64,084
Gross Profit                        3,530           3,392           3,318           2,936          13,176
Net Income                            562             515             494           2,068           3,639
Per Common Share Amounts:
(basic and diluted)

Net Income                   $       0.11    $       0.10    $       0.10    $       0.41    $       0.72


    (1) In the second quarter of fiscal 2002, the Company refinanced its credit facility with LaSalle. As part of this refinancing, the Company recorded an extraordinary after tax loss of $156,000 or $0.03 per share reflecting the write-off of unamortized finance costs relating to the previous existing credit facility.

    (2) As a result of earnings improvements, the Company reduced its deferred tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets. Of this change, $109,000, $113,000, $103,000, and $1,644,000 was made in the first, second, third, and fourth quarters of fiscal 2001, respectively.