Form 10-Q
period 2002-09-30
GIBRALTAR PACKAGING GROUP INC
filed 2002-11-13
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     September 30, 2002
                                    ------------------


Commission File Number:    00-19800
                           --------


                         GIBRALTAR PACKAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                 47-0496290
(State of incorporation)                 (I.R.S. Employer Identification Number)

2000 SUMMIT AVENUE
HASTINGS, NEBRASKA                       68901
(Address of principal                    (Zip Code)
executive offices)

(402) 463-1366                           WWW.GIBRALTARPACKAGINGGROUP.COM
(Registrant's telephone                  (Registrant's website)
number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         As of September 30, 2002, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

              Consolidated Balance Sheets                                  1
                As of September 30, 2002 (Unaudited) and June 29, 2002

              Consolidated Statements of Operations (Unaudited) for the    2
                Three Months Ended September 30, 2002 and 2001

              Consolidated Statements of Cash Flows (Unaudited) for the    3
                Three Months Ended September 30, 2002 and 2001

              Notes to Consolidated Financial Statements (Unaudited)       4

Item 2.       Management's Discussion and Analysis of Financial            6
                Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk  13

Item 4.       Controls and Procedures                                     13

PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                           14

Item 4.       Submission of Matters to a Vote of Security Holders         14

Item 6.       Exhibits and Reports on Form 8-K                            14

              Signature                                                   15

               Certifications Pursuant to 17 CFR Section 240.13a-14       16

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                     September 30,  June 29,
                                                          2002        2002
                                                        --------    --------
ASSETS                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                  $     64    $     45
  Accounts receivable (NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $553 AND $521, RESPECTIVELY)      5,689       5,432
  Inventories                                              7,474       7,317
  Deferred income taxes                                      703         703
  Prepaid and other current assets                           474         423
                                                        --------    --------
    Total current assets                                  14,404      13,920
PROPERTY, PLANT AND EQUIPMENT - NET                       15,130      15,687
GOODWILL                                                   4,112       4,112
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION
  OF $115 AND $83, RESPECTIVELY)                             792         825
                                                        --------    --------
TOTAL                                                   $ 34,438    $ 34,544
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks not yet presented                              $    998    $    718
  Current portion of long-term debt                        3,346       3,349
  Accounts payable                                         3,533       4,036
  Accrued expenses                                         2,597       3,254
                                                        --------    --------
    Total current liabilities                             10,474      11,357
LONG-TERM DEBT - Net of current portion                   14,614      14,917
DEFERRED INCOME TAXES                                      1,321         932
OTHER LONG-TERM LIABILITIES                                  430         430
                                                        --------    --------
    Total liabilities                                     26,839      27,636
                                                        --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued                                   --          --
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,041,544 issued and outstanding              50          50
  Additional paid-in capital                              28,162      28,162
  Accumulated deficit                                    (20,613)    (21,304)
                                                        --------    --------
    Total stockholders' equity                             7,599       6,908
                                                        --------    --------
TOTAL                                                   $ 34,438    $ 34,544
                                                        ========    ========

   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                Three Months Ended
                                                   September 30,
                                              -----------------------
                                                 2002         2001
                                              ----------   ----------

NET SALES                                     $   17,288   $   15,356
COST OF GOODS SOLD                                13,863       12,357
                                              ----------   ----------
GROSS PROFIT                                       3,425        2,999
                                              ----------   ----------
OPERATING EXPENSES:
  Selling, general and administrative              1,983        1,896
  Amortization of goodwill                            --           34
                                              ----------   ----------
      Total operating expenses                     1,983        1,930
                                              ----------   ----------
INCOME FROM OPERATIONS                             1,442        1,069
                                              ----------   ----------
OTHER EXPENSE:
   Interest expense                                  272          432
   Other expense  - net                               18           16
                                              ----------   ----------
   Total other expense                               290          448
                                              ----------   ----------
INCOME BEFORE INCOME TAXES                         1,152          621
INCOME TAX PROVISION                                 461          262
                                              ----------   ----------
NET INCOME                                    $      691   $      359
                                              ==========   ==========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
    Net Income                                $     0.14   $     0.07
                                              ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
   (basic and diluted)                         5,041,544    5,041,544
                                              ==========   ==========

   See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                             Three Months Ended
                                                               September 30,
                                                            ------------------
                                                             2002       2001
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   691    $   359
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization                               535        559
    Provision for losses on accounts receivable                  32         38
    Loss on sale of property, plant and equipment                84          3
    Deferred income taxes                                       389        216
    Changes in operating assets and liabilities:
      Accounts receivable - net                                (289)       465
      Inventories                                              (157)      (243)
      Prepaid expenses and other assets                         (51)       373
      Accounts payable                                         (223)        12
      Accrued expenses and other liabilities                   (657)       138
                                                            -------    -------

    Net Cash Flows from Operating Activities                    354      1,920
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment            30          6
  Purchases of property, plant and equipment                    (59)      (250)
                                                            -------    -------

    Net Cash Flows from Investing Activities                    (29)      (244)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) under revolving credit facility       264     (1,037)
  Net principal repayments of long-term debt                   (555)      (687)
  Net repayments under capital leases                           (15)        (5)
                                                            -------    -------

  Net Cash Flows from Financing Activities                     (306)    (1,729)
                                                            -------    -------

NET INCREASE (DECREASE) IN CASH                                  19        (53)

CASH AT BEGINNING OF PERIOD                                      45        144
                                                            -------    -------

CASH AT END OF PERIOD                                       $    64    $    91
                                                            =======    =======


            See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 29, 2002 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                         September 30,               June 29,
                                             2002                     2002
                                       -------------             --------------
              Finished goods           $       5,241             $        4,665
              Work in process                    917                        935
              Raw materials                    1,027                      1,414
              Manufacturing supplies             289                        303
                                       -------------             --------------
                                       $       7,474             $        7,317
                                       =============             ==============

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES



C.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On June 30, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three month periods ended September 30, 2002 and 2001, to adjusted net income (IN THOUSANDS):

                                                         Three Months
                                                       Ended September 30,
                                                    2002                2001
                                                   -------          --------

                  Reported net income              $   691          $    359
                  Goodwill amortization                  -                34
                                                   -------          --------
                  Adjusted net income              $   691          $    393
                                                   =======          ========

         In accordance with SFAS No. 142, the Company has completed its transitional goodwill impairment test using a discounted cash flow valuation as of June 30, 2002. No impairment charges resulted from the transitional impairment test.

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


D.       LONG-TERM DEBT

         The credit facility provides for an excess cash flow payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The $1.1 million excess cash flow payment for fiscal 2002 was paid out of unused borrowing capacity in October 2002. At September 30, 2002, the Company had available to it unused borrowing capacity of $5.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CRITICAL ACCOUNTING POLICIES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company to select and apply accounting policies that best provide the framework to report the Company's results of operations and financial position. The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. The judgments and uncertainties inherent in this process affect the application of those policies. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the Company's financial condition and results of operations and that involve significant subjectivity. Management believes that its selection and application of these policies best represent the operating results and financial position of the Company. The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer's credit worthiness or actual defaults are higher than historical experience, estimates of the recoverability of amounts due the Company could be adversely affected.

         INCOME TAXES

         The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates changed, the Company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, the Company takes into account the level of expected future taxable income and available tax planning strategies. If future taxable income is lower than expected or if expected tax planning strategies are not

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         available as anticipated, the Company may record additional valuation allowance through income tax expense in the period such determination was made.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company's long-lived assets consist primarily of property, plant, and equipment. Management believes the useful lives assigned to these assets, which range from 2 to 40 years, are reasonable. Management evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. If management's assumptions about these assets change as a result of events or circumstances, and management believes the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

         GOODWILL AND INTANGIBLE ASSETS

         The Company is required to make certain assumptions and estimates regarding the fair value of intangible assets, namely goodwill, when assessing such assets for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         RESULTS OF OPERATIONS

         Three Months Ended September 30, 2002 Compared to
         Three Months Ended September 30, 2001
         -------------------------------------

         In the first quarter of fiscal 2003, the Company had net sales of $17.3 million compared with $15.4 million in the corresponding period of fiscal 2002, an increase of $1.9 million or 12.6%. This increase is primarily attributable to gains from a group of existing and new customers.

         Gross profit for the first quarter of fiscal 2003 increased to 19.8% of net sales from 19.5% in the corresponding period of fiscal 2002. This increase can be attributed to the fact that the Company was able to leverage its existing cost structure while increasing sales volume. This benefit was partially offset by lower margins from some customers, due to a change in the customer mix.

         Income from operations for the first quarter of fiscal 2003 was $1.4 million compared with $1.1 million in the corresponding period of fiscal 2002, an increase of $0.4 million or 34.9%. This increase was primarily a result of the increase in sales, as well as continuing cost containment efforts. Selling, general, and administrative costs increased primarily as a result of a $0.1 million loss on disposal of fixed assets. Also, with the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company stopped amortizing goodwill in the first quarter of fiscal 2003.

         Total interest expense decreased $0.2 million or 37.0% to $0.3 million in the first quarter of fiscal 2003 from $0.4 million in the corresponding period of fiscal 2002. This decrease is due to $3.2 million in lower average borrowings and a reduction in the average interest rate to 5.4% from 7.6%.

         The income tax provision as a percentage of pre-tax income for the first quarter of fiscal 2003 was 40.0%, compared with an income tax provision of 42.2% for the corresponding period in fiscal 2002. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the effective tax rate typically differed from the statutory rate primarily as a result of non-deductible amortization of goodwill.

         Net income for the first quarter of fiscal 2003 was $0.7 million or $0.14 per share, compared to $0.4 million or $0.07 per share in the first quarter of fiscal 2002.

         FINANCIAL CONDITION

         On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc ("LaSalle"). This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined are to be repaid over seven years, but are callable after three years. The Special Advance Loan, which is to be repaid first, requires monthly principal payments of $185,155 plus interest. Additionally, the credit facility provides for an excess cash flow payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The $1.1 million excess cash flow payment for fiscal 2002 was paid

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         out of unused borrowing capacity in October 2002. Until the Special Advance Loan is repaid, only monthly interest payments will be applied against the Term Loan. Upon repayment of the Special Advance Loan, monthly principal payments based on the remaining amortization period plus interest will be applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP.

         The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $5.0 million, as of September 30, 2002.

         The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at September 30, 2002 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver and Special Advance Loan were 4.75% and 1.81%, respectively, at September 30, 2002. LaSalle's prime and LIBOR rates for the Term Loan were 4.75% and 2.20%, respectively, at September 30, 2002.

         As of September 30, 2002, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at September 30, 2002 amounted to $147,500 and related to workman's compensation insurance policies.

         The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of September 30, 2002, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

         At September 30, 2002, the Company had working capital of $3.9 million, as compared to $2.6 million at June 29, 2002. Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. Funds provided by operations during the three months ended September 30, 2002 were $0.4 million compared with funds provided of $1.9 million in the corresponding period of fiscal 2002. Although net income was higher in the first quarter of fiscal 2003, fluctuations in accounts receivable and accrued liabilities had a significant impact on working capital and cash flows from operating activities, as compared to the previous year. Operating cash flow was also affected by the settlement of the Anthem Health

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Plans litigation. In addition, fluctuation in accounts receivable, due to timing, resulted in a significant increase to operating cash flows during the first quarter of fiscal 2002.

         During the three months ended September 30, 2002, capital expenditures totaled $59,000 compared with $250,000 in the corresponding period of fiscal 2002. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and, when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with LaSalle will be sufficient to meet working capital and capital expenditure requirements in the near term.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of September 30, 2002:

         ------------------------------------------------------------------------------------------------------------------
                                                                               PAYMENTS DUE BY PERIOD
                                                          -----------------------------------------------------------------
         CONTRACTUAL CASH OBLIGATIONS                                                                              AFTER 5
         (THOUSANDS OF DOLLARS)                  TOTAL      1 YEAR    2 YEARS    3 YEARS    4 YEARS    5 YEARS      YEARS
         ------------------------------------------------------------------------------------------------------------------
         Term Loan                              $ 11,553     $  959   $ 2,222    $ 8,372      $   -      $   -      $    -
         Special Advance Loan                      2,334      2,334         -          -          -          -           -
         Revolving Line-of-Credit (a)              3,846          -         -      3,846          -          -           -
         Capital lease obligations                   227         53        46         48         52         28           -
         Operating leases                          3,247      1,249       989        579        185        135         110
         ------------------------------------------------------------------------------------------------------------------
         Total contractual cash obligations     $ 21,207     $4,595   $ 3,257    $12,845      $ 237      $ 163      $  110
         ------------------------------------------------------------------------------------------------------------------



         ------------------------------------------------------------------------------------------------------------------
                                                                          AMOUNT OF COMMITMENT EXPIRATION
                                                                                     PER PERIOD
                                                          -----------------------------------------------------------------
         OTHER COMMERCIAL COMMITMENTS           TOTAL
                                               AMOUNTS                                                           AFTER 5
         (THOUSANDS OF DOLLARS)               COMMITTED    1 YEAR    2 YEARS    3 YEARS    4 YEARS    5 YEARS     YEARS
         ------------------------------------------------------------------------------------------------------------------
         Revolving Line-of-Credit (b)           $  4,962      $   -     $   -    $ 4,962      $   -      $   -      $    -
         Standby letters of credit                   148        148         -          -          -          -           -
         ------------------------------------------------------------------------------------------------------------------
         Total commercial commitment            $  5,110     $  148     $   -    $ 4,962      $   -      $   -      $    -
         ------------------------------------------------------------------------------------------------------------------

         (a) The revolving line-of-credit represents the actual outstanding balance, as of September 30, 2002.
         (b) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of September 30, 2002.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         on the Company's financial position or results of operations.

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

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

         FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company's products due to overall economic conditions; (2) the Company's ability to execute its business plan; (3) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (4) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (5) the introduction of competing products by other firms; (6) pressure on pricing from competition or purchasers of the Company's products; (7) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (8) continued stability in other raw material prices, including oil-based resin and plastic film;
         (9) the impact of government regulation on the Company's manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; and (10) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at September 30, 2002 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $24,000 impact on interest expense and cash flows for the three months ended September 30, 2002.

ITEM 4.           CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer, Walter E. Rose, and Vice President Finance, Brett E. Moller, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the Company carried out its evaluation.

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

         On April 28, 1999, the Company filed a lawsuit captioned Gibraltar Packaging Group, Inc. v. Anthem Health Plans, d.b.a. Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), in the United States District Court for the District of Connecticut. The Company was seeking damages for Anthem's alleged breach of a contract for health insurance for employees of the Company. In October 2000, Anthem filed a counterclaim for unpaid premiums. Discovery revealed that a third party may be liable to indemnify the Company for all or part of the counterclaim, and the Company brought a third party claim against this party in the litigation. The lawsuit was settled in September 2002, and did not have a material adverse effect of the financial condition, results of operations, or net cash flows of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Gibraltar's stockholders in the quarter ended September 30, 2002.

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

                           GIBRALTAR PACKAGING GROUP, INC.



         By:        /s/ Brett E. Moller
                    -----------------------------
                    Brett E. Moller
                    Vice President Finance
                    (Principal Financial and Accounting Officer)

         Date:      November 12, 2002

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


                                 CERTIFICATIONS

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13a-14
----------------------------------------------------

I, Walter E. Rose, Chairman of the Board and Chief Executive Officer of Gibraltar Packaging Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gibraltar Packaging Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Walter E. Rose
--------------------------------------------
WALTER E. ROSE
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)


I, Brett E. Moller, Vice President Finance of Gibraltar Packaging Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gibraltar Packaging Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Brett E. Moller
--------------------------------------------
BRETT E. MOLLER
VICE PRESIDENT FINANCE
(Principal Financial Officer)



CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350
-------------------------------------------------

Simultaneously with the filing of this quarterly report on Form 10-Q, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.