Form 10-Q
period 2002-12-31
GIBRALTAR PACKAGING GROUP INC
filed 2003-02-13
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:     December 31, 2002
                                    -----------------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_|Yes |X| No

         As of December 31, 2002, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets                                       1
           As of December 31, 2002 (Unaudited) and June 29, 2002

         Consolidated Statements of Operations (Unaudited) for the         2
           Three and Six Months Ended December 31, 2002 and 2001

         Consolidated Statements of Cash Flows (Unaudited) for the         3
           Six Months Ended December 31, 2002 and 2001

         Notes to Consolidated Financial Statements (Unaudited)            4

Item 2.  Management's Discussion and Analysis of Financial                 7
           Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

Item 4.  Controls and Procedures                                          15


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 6.  Exhibits and Reports on Form 8-K                                 16

         Signature                                                        18

         Certifications Pursuant to 17 CFR Section 240.13a-14             19

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                             December 31,   June 29,
                                                                2002         2002
                                                              --------     --------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash                                                   $    163     $     45
       Accounts receivable (NET OF ALLOWANCE FOR
         DOUBTFUL ACCOUNTS OF $256 AND $521, RESPECTIVELY)       4,827        5,432
       Inventories                                               7,161        7,317
       Deferred income taxes                                       703          703
       Prepaid and other current assets                            619          423
                                                              --------     --------
           Total current assets                                 13,473       13,920
PROPERTY, PLANT AND EQUIPMENT - NET                             15,403       15,687
GOODWILL                                                         4,112        4,112
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION
  OF $148 AND $83, RESPECTIVELY)                                   759          825
                                                              --------     --------
TOTAL                                                         $ 33,747     $ 34,544
                                                              --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Checks not yet presented                               $    652     $    718
       Current portion of long-term debt                         2,272        3,349
       Accounts payable                                          3,070        4,036
       Accrued expenses                                          2,637        3,254
                                                              --------     --------
           Total current liabilities                             8,631       11,357
LONG-TERM DEBT - Net of current portion                         14,557       14,917
DEFERRED INCOME TAXES                                            1,777          932
OTHER LONG-TERM LIABILITIES                                        429          430
                                                              --------     --------
           Total liabilities                                    25,394       27,636
                                                              --------     --------
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value; 1,000,000 shares
         authorized; none issued                                    --           --
       Common stock, $.01 par value; 10,000,000 shares
         authorized; 5,041,544 issued and outstanding               50           50
       Additional paid-in capital                               28,162       28,162
       Accumulated deficit                                     (19,859)     (21,304)
                                                              --------     --------
           Total stockholders' equity                            8,353        6,908
                                                              --------     --------
TOTAL                                                         $ 33,747     $ 34,544
                                                              ========     ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                  Three Months Ended           Six Months Ended
                                                     December 31,                December 31,
                                               ------------------------    ------------------------
                                                  2002          2001          2002          2001
                                               ----------    ----------    ----------    ----------
NET SALES                                      $   17,416    $   15,325    $   34,704    $   30,681
COST OF GOODS SOLD                                 13,946        12,362        27,809        24,719
                                               ----------    ----------    ----------    ----------
GROSS PROFIT                                        3,470         2,963         6,895         5,962
                                               ----------    ----------    ----------    ----------
OPERATING EXPENSES:
  Selling, general and administrative               1,946         1,886         3,929         3,782
  Amortization of goodwill                             --            33            --            67
                                               ----------    ----------    ----------    ----------
  Total operating expenses                          1,946         1,919         3,929         3,849
                                               ----------    ----------    ----------    ----------
INCOME FROM OPERATIONS                              1,524         1,044         2,966         2,113
OTHER EXPENSE (INCOME):
  Interest expense                                    251           609           523         1,041
  Other expense - net                                  16            12            34            28
                                               ----------    ----------    ----------    ----------
  Total other expense                                 267           621           557         1,069
                                               ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                          1,257           423         2,409         1,044
INCOME TAX PROVISION                                  503           182           964           444
                                               ----------    ----------    ----------    ----------
NET INCOME                                     $      754    $      241    $    1,445    $      600
                                               ----------    ----------    ----------    ----------
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
  Net Income                                   $     0.15    $     0.05    $     0.29    $     0.12
                                               ----------    ----------    ----------    ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  (basic and diluted)                           5,041,544     5,041,544     5,041,544     5,041,544
                                               ==========    ==========    ==========    ==========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                      Six Months Ended
                                                                         December 31,
                                                                    ---------------------
                                                                      2002         2001
                                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                   $  1,445     $    600
       Adjustments to reconcile net income to
        net cash flows from operating activities:
          Depreciation and amortization                                1,022        1,117
          Provision for losses on accounts receivable                      7          101
          Loss on sale of property, plant and equipment                   85            3
          Write-off of refinancing costs                                  --          260
          Deferred income taxes                                          845          357
          Changes in operating assets and liabilities:
            Accounts receivable                                          598          910
            Inventories                                                  156         (174)
            Prepaid expenses and other assets                           (163)         281
            Accounts payable                                          (1,032)      (1,823)
            Accrued expenses and other liabilities                      (618)          --
                                                                    --------     --------
          Net Cash Flows from Operating Activities                     2,345        1,632
                                                                    --------     --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property, plant and equipment                31            6
       Purchases of property, plant and equipment                       (821)        (484)
                                                                    --------     --------

         Net Cash Flows from Investing Activities                       (790)        (478)
                                                                    --------     --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) under revolving credit facility         775       (1,684)
       Principal repayments of long-term debt                         (2,182)     (14,734)
       Repayments under capital leases                                   (30)          (9)
       Proceeds from refinancing                                          --       15,553
       Refinancing costs                                                  --         (310)
                                                                    --------     --------

       Net Cash Flows from Financing Activities                       (1,437)      (1,184)
                                                                    --------     --------

     NET INCREASE (DECREASE) IN CASH                                     118          (30)

     CASH AT BEGINNING OF PERIOD                                          45          144
                                                                    --------     --------

     CASH AT END OF PERIOD                                          $    163     $    114
                                                                    ========     ========


See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 29, 2002 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                               December 31,        June 29,
                                                   2002              2002
                                                 -------           -------
              Finished goods                     $ 5,005           $ 4,665
              Work in process                        924               935
              Raw materials                          987             1,414
              Manufacturing supplies                 245               303
                                                 -------           -------
                                                 $ 7,161           $ 7,317
                                                 =======           =======

C.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On June 30, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three and six month periods ended December 31, 2002 and 2001, to adjusted net income (IN THOUSANDS):

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


                                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                      ------------------    ----------------
                                       2002        2001      2002      2001
                                      ------      ------    ------    ------
              Reported net income     $  754      $  241    $1,445    $  600
              Goodwill amortization       --          33        --        67
                                      ------      ------    ------    ------
              Adjusted net income     $  754      $  274    $1,445    $  667
                                      ======      ======    ======    ======

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

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, and TECHNICAL CORRECTIONS. This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of adopting this standard, the Company reclassified $260,000 of unamortized finance costs related to a December 2001 refinancing from an extraordinary loss to interest expense to conform with fiscal 2003 presentation requirements.

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

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURES REQUIREMENTS FOR GUARANTEES, INCLUDING GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 expands the disclosures required by a guarantor about its obligations under

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         the guarantee. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based compensation, and amends the disclosure requirements including a requirement for interim disclosures. The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

         In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

D.       LONG-TERM DEBT

         The Company's credit facility provides for an excess cash flow payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The $1.1 million excess cash flow payment for fiscal 2002 was paid out of unused borrowing capacity in October 2002. At December 31, 2002, the Company had available to it unused borrowing capacity of $3.7 million.

E.       RECLASSIFICATION

         Certain amounts in the fiscal 2002 financial statements have been reclassified to conform with the fiscal 2003 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECENT EVENTS

         The Company's quality and customer service are a major reason for its success. These attributes, coupled with the Company's ability to leverage its existing cost structure with increased revenues, have proven beneficial in recent quarters. To continue to make strides in these areas, the Company has been reviewing its present capabilities and product offerings to identify areas where it can make enhancements to expand the functionality of the products it provides and its ability to branch out into new markets. As part of this process, the Company has recently purchased new folding carton equipment and upgraded some existing equipment. These improvements will also increase capacity and lower production costs. The Company has also identified and is currently reviewing additional capital expenditures that will enable it to serve new markets within its existing product lines.

         RESULTS OF OPERATIONS

         Three Months Ended December 31, 2002 Compared to
         Three Months Ended December 31, 2001
         ------------------------------------

         In the second quarter of fiscal 2003, the Company had net sales of $17.4 million compared with $15.3 million in the corresponding period of fiscal 2002, an increase of $2.1 million or 13.6%. This increase is attributable to additional business from new and existing customers.

         Gross profit for the second quarter of fiscal 2003 increased to 19.9% of net sales from 19.3% in the corresponding period of fiscal 2002. The Company was able to leverage its existing cost structure by increasing volume while maintaining relatively stable costs. This overall increase was partially offset by a change in the customer mix, resulting in lower margins from some customers.

         Income from operations for the second quarter of fiscal 2003 was $1.5 million compared with $1.0 million in the corresponding period of fiscal 2002, an increase of $0.5 million or 46.0%. This increase was primarily a result of the increase in net sales, with selling, general, and administrative expenses remaining relatively flat. In addition, with the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company stopped amortizing goodwill in the first quarter of fiscal 2003.

         Total interest expense decreased $0.4 million or 58.8% to $0.3 million in the second quarter of fiscal 2003 from $0.6 million in the corresponding period of fiscal 2002. In December 2001, the Company refinanced its credit facility with LaSalle Business Credit, Inc. ("LaSalle"). As part of this refinancing, the Company recorded an extraordinary loss of $260,000 or $0.06 per share ($156,000 after tax loss or $0.03 per share) in fiscal 2002 reflecting the write-off of unamortized finance costs relating to the previous credit facility. However, with the adoption of SFAS No. 145, the $260,000 extraordinary loss has been reclassified as interest expense to conform with the fiscal 2003 presentation requirements. Excluding the effect of this change in presentation, the decrease of $0.1 million is the result of $2.6 million in lower average borrowings and a reduction in average interest rates to 5.0% from 6.3%.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         The income tax provision as a percentage of pre-tax income for the second quarter of fiscal 2003 was 40.0%, compared with an income tax provision of 43.0% for the corresponding period in fiscal 2002. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the effective tax rate typically differed from the statutory rate primarily as a result of non-deductible amortization of goodwill.

         Net income for the second quarter of fiscal 2003 was $0.7 million or $0.15 per share, compared to $0.2 million or $0.05 per share in the second quarter of fiscal 2002.

         Six Months Ended December 31, 2002 Compared to
         Six Months Ended December 31, 2001
         ----------------------------------

         In the first six months of fiscal 2003, the Company had net sales of $34.7 million compared with $30.7 million in the corresponding period of fiscal 2002, an increase of $4.0 million or 13.1%. This increase is attributable to additional business from new and existing customers.

         Gross profit for the first six months of fiscal 2003 increased to 19.9% of net sales from 19.4% in the corresponding period of fiscal 2002. The Company was able to leverage its existing cost structure by increasing volume while maintaining relatively stable costs. This overall increase was partially offset by a change in the customer mix, resulting in lower margins from some customers.

         Income from operations for the first six months of fiscal 2003 was $3.0 million compared with $2.1 million in the corresponding period of fiscal 2002, an increase of $0.9 million or 40.4%. This increase was primarily a result of the increase in net sales, with selling, general, and administrative expenses remaining relatively stable. In addition, with the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company stopped amortizing goodwill in the first quarter of fiscal 2003.

         Total interest expense decreased $0.5 million or 49.8% to $0.5 million in the first six months of fiscal 2003 from $1.0 million in the corresponding period of fiscal 2002. In December 2001, the Company refinanced its credit facility with LaSalle. As part of this refinancing, the Company recorded an extraordinary loss of $260,000 or $0.06 per share ($156,000 after tax loss or $0.03 per share) in fiscal 2002 reflecting the write-off of unamortized finance costs relating to the previous credit facility. However, with the adoption of SFAS No. 145, the $260,000 extraordinary loss has been reclassified as interest expense to conform with the fiscal 2003 presentation requirements. Excluding the effect of this change in presentation, the decrease of $0.3 million is the result of $3.0 million in lower average borrowings and a reduction in average interest rates to 5.2% from 6.9%.

         The income tax provision as a percentage of pre-tax income for the first six months of fiscal 2003 was 40.0%, compared with an income tax provision of 42.5% for the corresponding period in fiscal 2002. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the effective tax rate typically differed from the statutory rate primarily as a result of non-deductible amortization of goodwill.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Net income for the first six months of fiscal 2003 was $1.4 million or $0.29 per share, compared to $0.6 million or $0.12 per share in the first quarter of fiscal 2002.

         LIQUIDITY AND FINANCIAL CONDITION

         Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. At December 31, 2002, the Company had working capital of $4.8 million, as compared to $2.6 million at June 29, 2002. Funds provided by operations during the three months ended December 31, 2002 were $2.3 million compared with funds provided of $1.6 million in the corresponding period of fiscal 2002. The Company also had available to it unused borrowing capacity of $3.7 million as of December 31, 2002.

         During the six months ended December 31, 2002, capital expenditures totaled $0.8 million compared with $0.5 in the corresponding period of fiscal 2002. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and, when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability. As part of this process, the Company has recently purchased new folding carton equipment and upgraded some existing equipment. See Recent Events above.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with LaSalle will be sufficient to meet working capital and capital expenditure requirements in the near term.

         On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle. This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined are to be repaid over seven years, but are callable after three years. The Special Advance Loan, which is to be repaid first, requires monthly principal payments of $185,155 plus interest. Additionally, the credit facility provides for an excess cash flow payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The $1.1 million excess cash flow payment for fiscal 2002 was paid out of unused borrowing capacity in October 2002. Until the Special Advance Loan is repaid, only monthly interest payments will be applied against the Term Loan. Upon repayment of the Special Advance Loan, which is expected in April 2003, monthly principal payments based on the remaining amortization period plus interest will be applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP.

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

         The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at December 31, 2002 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver and Special Advance Loan were 4.25% and 1.44%, respectively, at December 31, 2002. LaSalle's prime and LIBOR rates for the Term Loan were 4.25% and 1.68%, respectively, at December 31, 2002.

         As of December 31, 2002, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at December 31, 2002 amounted to $147,500 and related to workman's compensation insurance policies.

         The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of December 31, 2002, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of December 31, 2002:

         ----------------------------------------------------------------------------------------------------------------
                                                                             PAYMENTS DUE BY PERIOD
                                                        -----------------------------------------------------------------
         CONTRACTUAL CASH OBLIGATIONS                                                                            AFTER 5
         (THOUSANDS OF DOLLARS)                TOTAL      1 YEAR     2 YEARS    3 YEARS   4 YEARS    5 YEARS      YEARS
         ----------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
         Term Loan                             $ 11,553   $  1,515   $ 10,038   $     --   $     --   $     --   $     --
         Special Advance Loan                       707        707         --         --         --         --         --
         Revolving Line-of-Credit (a)             4,357         --      4,357         --         --         --         --
         Capital lease obligations                  212         50         45         50         53         14         --
         Operating leases                      $  2,966      1,205        962        438        152        132         77
         ----------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
         Total contractual cash obligations
                                               $ 19,795   $  3,477   $ 15,402   $    488    $   205    $   146   $     77
         ----------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------


         ----------------------------------------------------------------------------------------------------------------
                                                                        AMOUNT OF COMMITMENT EXPIRATION
                                                                                     PER PERIOD
                                                        -----------------------------------------------------------------
         OTHER COMMERCIAL                       TOTAL
         COMMITMENTS (THOUSANDS OF             AMOUNTS                                                           AFTER 5
         DOLLARS)                             COMMITTED   1 YEAR     2 YEARS    3 YEARS    4 YEARS    5 YEARS     YEARS
         ----------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
         Revolving Line-of-Credit (b)          $  3,730   $     --   $  3,730   $     --   $     --   $     --   $     --
         Standby letters of credit                  148        148         --         --         --         --         --
         ----------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
         Total commercial commitment           $  3,878   $    148   $  3,730   $     --   $     --   $     --   $     --
         ----------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

         (a) The revolving line-of-credit represents the actual outstanding balance, as of December 31, 2002.

         (b) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of December 31, 2002.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

         INCOME TAXES

         The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates changed, the Company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. The Company records a valuation allowance on deferred tax assets to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, the Company takes into account the level of expected future taxable income and available tax planning strategies. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, the Company may record additional valuation allowance through income tax expense in the period such determination was made.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         CONTINGENT LIABILITIES

         From time to time, there are various claims and lawsuits pending against the Company. The Company has recorded a liability where the effect of litigation can be estimated and where an outcome is considered probable. Management's estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company's Consolidated Financial Statements. Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of the Company's liability.

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

         During the first quarter of fiscal 2003, the Company adopted SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of adopting this standard, the Company reclassified $260,000 of unamortized finance costs related to a December 2001 refinancing from an extraordinary loss to interest expense to conform with fiscal 2003 presentation requirements.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         are initiated after December 31, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURES REQUIREMENTS FOR GUARANTEES, INCLUDING GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 expands the disclosures required by a guarantor about its obligations under the guarantee. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based compensation, and amends the disclosure requirements including a requirement for interim disclosures. The Company currently discloses the effects of stock-based employee compensation and does not intend to voluntarily change to the alternative accounting principle.

         In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at December 31, 2002 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $22,000 impact on interest expense and cash flows for the three months ended December 31, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders on November 12, 2002 a total of 4,881,466 shares, or 96.82%, of outstanding shares were represented and entitled to vote.

         (a) The following members were elected to the Board of Directors:

                                                      FOR               WITHHOLD
                                                    ---------           --------
         Richard D. Hinrichs                        4,826,434            55,032
         John W. Lloyd                              4,720,325           161,141
         Walter E. Rose                             4,649,543           231,923
         Robert G. Shaw                             4,769,834           111,632
         John D. Strautnieks                        4,670,343           211,123

         (b) The following proposal was approved:

                  Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 2003 fiscal year.

              Affirmative Votes:          4,863,937
              Negative Votes:                17,426
              Abstentions:                      103

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

           10.63 First Amendment to Loan and Security Agreement, dated January 1, 2003, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc.

         **10.64 Gibraltar Packaging Group, Inc. Non-Qualified Deferred Incentive Compensation Plan, dated January 22, 2003.

------------------

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         **Indicates management contract or compensatory plan.

         (b)   Reports on Form 8-K:

                  None

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GIBRALTAR PACKAGING GROUP, INC.



              By:        /s/ Brett E. Moller
                         ----------------------
                         Brett E. Moller
                         Vice President Finance
                         (Principal Financial and Accounting Officer)

            Date:        February 10, 2003

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

Date: February 10, 2003


/s/ Walter E. Rose
-----------------------------------
WALTER E. ROSE
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)



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

Date: February 10, 2003


/s/ Brett E. Moller
--------------------------------
BRETT E. MOLLER
VICE PRESIDENT FINANCE
(Principal Financial Officer)



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