Form 10-Q
period 2003-03-31
GIBRALTAR PACKAGING GROUP INC
filed 2003-05-15
CIK 882830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2003
                                    --------------

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

     As of March 31, 2003, there were 5,041,544 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets                                        1
           As of March 31, 2003 (Unaudited) and June 29, 2002

         Consolidated Statements of Operations (Unaudited) for              2
           the Three and Nine Months Ended March 31, 2003 and 2002

         Consolidated Statements of Cash Flows (Unaudited) for the          3
           Nine Months Ended March 31, 2003 and 2002

         Notes to Consolidated Financial Statements (Unaudited)             4

Item 2.  Management's Discussion and Analysis of Financial                  8
           Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

Item 4.  Controls and Procedures                                           16


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                 18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 6.  Exhibits and Reports on Form 8-K                                  18

         Signature                                                         19

         Certifications Pursuant to 17 CFR Section 240.13a-14              20

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                         March 31,    June 29,
                                                           2003         2002
                                                         --------     --------
ASSETS                                                 (Unaudited)
CURRENT ASSETS:
   Cash                                                  $    126     $     45
   Accounts receivable (NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $308 AND $521, RESPECTIVELY)       5,126        5,432
Inventories                                                 7,571        7,317
Deferred income taxes                                         703          703
Prepaid and other current assets                              706          423
                                                         --------     --------
      Total current assets                                 14,232       13,920
PROPERTY, PLANT AND EQUIPMENT - NET                        15,370       15,687
GOODWILL                                                    4,112        4,112
OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION
 OF $180 AND $83, RESPECTIVELY)                               839          825
                                                         --------     --------
TOTAL                                                    $ 34,553     $ 34,544
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks not yet presented                              $    293     $    718
   Current portion of long-term debt                        2,069        3,349
   Accounts payable                                         3,144        4,036
   Accrued expenses                                         2,945        3,254
                                                         --------     --------
      Total current liabilities                             8,451       11,357
LONG-TERM DEBT - Net of current portion                    14,595       14,917
DEFERRED INCOME TAXES                                       2,134          932
OTHER LONG-TERM LIABILITIES                                   429          430
                                                         --------     --------
      Total liabilities                                    25,609       27,636
                                                         --------     --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
    1,000,000 shares authorized; none issued                   --           --
   Common stock, $.01 par value;
    10,000,000 shares authorized;
    5,041,544 issued and outstanding                           50           50
   Additional paid-in capital                              28,162       28,162
   Accumulated deficit                                    (19,268)     (21,304)
                                                         --------     --------
      Total stockholders' equity                            8,944        6,908
                                                         --------     --------
TOTAL                                                    $ 34,553     $ 34,544
                                                         ========     ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                     Three Months Ended               Nine Months Ended
                                                          March 31,                       March 31,
                                                 --------------------------      --------------------------
                                                    2003            2002            2003            2002
                                                 ----------      ----------      ----------      ----------
NET SALES                                        $   16,694      $   16,139      $   51,398      $   46,820
COST OF GOODS SOLD                                   13,481          13,044          41,290          37,763
                                                 ----------      ----------      ----------      ----------
GROSS PROFIT                                          3,213           3,095          10,108           9,057
                                                 ----------      ----------      ----------      ----------
OPERATING EXPENSES:
  Selling, general and administrative                 1,969           1,937           5,898           5,719
  Amortization of goodwill                               --              35              --             102
                                                 ----------      ----------      ----------      ----------
  Total operating expenses                            1,969           1,972           5,898           5,821
                                                 ----------      ----------      ----------      ----------
INCOME FROM OPERATIONS                                1,244           1,123           4,210           3,236

OTHER EXPENSE:
  Interest expense                                      234             280             757           1,321
  Other expense - net                                    25              21              59              49
                                                 ----------      ----------      ----------      ----------
  Total other expense                                   259             301             816           1,370
                                                 ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                              985             822           3,394           1,866

INCOME TAX PROVISION                                    394             343           1,358             787
                                                 ----------      ----------      ----------      ----------
NET INCOME                                       $      591      $      479      $    2,036      $    1,079
                                                 ==========      ==========      ==========      ==========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
 Net Income                                      $     0.12      $     0.10      $     0.40      $     0.21
                                                 ==========      ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 (basic and diluted)                              5,041,544       5,041,544       5,041,544       5,041,544
                                                 ==========      ==========      ==========      ==========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                 Nine Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                 2003         2002
                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  2,036     $  1,079
  Adjustments to reconcile net income to
  net cash flows from operating activities:
   Depreciation and amortization                                  1,467        1,575
   Provision for losses on accounts receivable                       10          169
   Loss on sale of property, plant and equipment                     88            2
   Write-off of refinancing costs                                    --          156
   Deferred income taxes                                          1,202          761
   Changes in operating assets and liabilities:
       Accounts receivable                                          296          559
       Inventories                                                 (254)         (33)
       Prepaid expenses and other assets                           (297)         436
       Accounts payable                                          (1,317)      (1,681)
       Accrued expenses and other liabilities                      (310)         198
                                                               --------     --------
   Net Cash Flows from Operating Activities                       2,921        3,221
                                                               --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                33           11
  Purchases of property, plant and equipment                     (1,271)        (564)
                                                               --------     --------

   Net Cash Flows from Investing Activities                      (1,238)        (553)
                                                               --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving credit facility       1,177       (2,643)
  Principal repayments of long-term debt                         (2,737)     (15,290)
  Repayments under capital leases                                   (42)         (14)
  Proceeds from refinancing                                          --       15,553
  Refinancing costs                                                  --         (325)
                                                               --------     --------

Net Cash Flows from Financing Activities                         (1,602)      (2,719)
                                                               --------     --------

NET INCREASE (DECREASE) IN CASH                                      81          (51)

CASH AT BEGINNING OF PERIOD                                          45          144
                                                               --------     --------

CASH AT END OF PERIOD                                          $    126     $     93
                                                               ========     ========

See notes to unaudited consolidated financial statements.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


A.       GENERAL

         The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. ("Gibraltar" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 29, 2002 and the notes thereto contained in the Company's Annual Report on Form 10-K.

B.       INVENTORIES

         Inventories consisted of the following (IN THOUSANDS):

                                             March 31,           June 29,
                                               2003                2002
                                             ---------          ---------
         Finished goods                      $   5,172          $   4,665
         Work in process                         1,200                935
         Raw materials                             865              1,414
         Manufacturing supplies                    334                303
                                             ---------          ---------
                                             $   7,571          $   7,317
                                             =========          =========

C.       STOCK-BASED COMPENSATION

         The Company accounts for its employees stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                          March 31,              March 31,
                                                    -------------------    -------------------
                                                      2003        2002       2003        2002
                                                    -------     -------    -------     -------
         Reported net income per APB 25             $   591     $   479    $ 2,036     $ 1,079
         Add back: Stock-based employee
         compensation expense included in
         reported net income, net of tax                 32          --         41          --
         Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                     (32)         --        (41)         --
                                                    -------     -------    -------     -------
         Pro forma net income per FASB 123          $   591     $   479    $ 2,036     $ 1,079
                                                    =======     =======    =======     =======
         Earnings per share:
         As reported                                $  0.12     $  0.10    $  0.40     $  0.21
                                                    =======     =======    =======     =======
         Pro forma                                  $  0.12     $  0.10    $  0.40     $  0.21
                                                    =======     =======    =======     =======

         Pre-tax stock-based employee compensation expense related to the 1998 Stock Appreciation Rights Plan of $53,000 and $68,000 for the third quarter and nine months ended March 31, 2003, respectively, is reflected in net income for fiscal 2003. The expense reported in net income under APB Opinion No. 25 is the same as under FASB Statement No.
         123. In accordance with APB Opinion No. 25, there is no stock-based employee compensation cost associated with any option plan, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Additionally, all outstanding options became fully vested prior to the periods presented.

D.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On June 30, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three and nine month periods ended March 31, 2003 and 2002, to adjusted net income (IN THOUSANDS):

                                 Three Months Ended   Nine Months Ended
                                      March 31,           March 31,
                                  ----------------    ----------------
                                   2003      2002      2003      2002
                                  ------    ------    ------    ------

         Reported net income      $  591    $  479    $2,036    $1,079
         Goodwill amortization        --        35        --       102
                                  ------    ------    ------    ------
         Adjusted net income      $  591    $  514    $2,036    $1,181
                                  ======    ======    ======    ======

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


         In accordance with SFAS No. 142, the Company has completed its transitional goodwill impairment test using a discounted cash flow methodology as of June 30, 2002. No impairment charges resulted from the transitional impairment test.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

E.       LONG-TERM DEBT

         The Company's credit facility provides for an excess cash flow payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The $1.1 million excess cash flow payment for fiscal 2002 was paid out of unused borrowing capacity in October 2002. At March 31, 2003, the Company had available to it unused borrowing capacity of $3.5 million.

F.       RECLASSIFICATION

         Certain amounts in the fiscal 2002 financial statements have been reclassified to conform with the fiscal 2003 presentation.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECENT EVENTS

         Over the last couple of years, the packaging industry has experienced a downturn, and due to the resulting excess capacity within the industry, competition for customers has escalated. The Company has not been immune to the effects of this trend, and in recent months has lost two customers who are expected to account for approximately $8.5 million in business this year. One of these customers is expected to represent $5 million of the Company's increase in annual net sales over the previous year. If the Company's efforts to replace this business fall substantially short, results of operations would be materially impacted.

         However, the Company is responding to these recent trends by making a strong push for new business in growth industries, by controlling costs and by improving efficiencies. For example, recent and planned acquisitions of new equipment will play an integral part in the Company achieving these objectives, and will also help Gibraltar to compete in new growth markets.

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 Compared to
         Three Months Ended March 31, 2002
         ---------------------------------

         In the third quarter of fiscal 2003, the Company had net sales of $16.7 million compared with $16.1 million in the corresponding period of fiscal 2002, an increase of $0.6 million or 3.4%. This increase is attributable to additional business from new and existing customers, partially offset by a reduction in some existing accounts due to soft economic conditions and increased competition.

         Gross profit for the third quarter of fiscal 2003 remained steady at 19.2% of net sales compared to the corresponding period of fiscal 2002.

         Income from operations for the third quarter of fiscal 2003 was $1.2 million compared with $1.1 million in the corresponding period of fiscal 2002, an increase of $0.1 million or 10.8%. This increase was primarily a result of the increase in net sales, with selling, general, and administrative expenses remaining relatively flat. In addition, with the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company stopped amortizing goodwill in the first quarter of fiscal 2003.

         Total interest expense decreased $0.1 million or 16.4% to $0.2 million in the third quarter of fiscal 2003 from $0.3 million in the corresponding period of fiscal 2002. The decrease is the result of $3.0 million in lower average borrowings and a reduction in average interest rates to 4.7% from 5.0%.

         The income tax provision as a percentage of pre-tax income for the third quarter of fiscal 2003 was 40.0%, compared with an income tax provision of 41.7% for the corresponding period in fiscal 2002. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the effective tax rate typically differed from the statutory rate primarily as a result of non-deductible amortization of goodwill.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         Net income for the third quarter of fiscal 2003 was $0.6 million or $0.12 per share, compared to $0.5 million or $0.10 per share in the third quarter of fiscal 2002.

         Nine Months Ended March 31, 2003 Compared to
         Nine Months Ended March 31, 2002
         --------------------------------

         In the first nine months of fiscal 2003, the Company had net sales of $51.4 million compared with $46.8 million in the corresponding period of fiscal 2002, an increase of $4.6 million or 9.8%. This increase is attributable to additional business from new and existing customers, partially offset by a reduction in some existing accounts due to soft economic conditions and increased competition.

         Gross profit for the first nine months of fiscal 2003 increased to 19.7% of net sales from 19.3% in the corresponding period of fiscal 2002. The Company was able to leverage its existing cost structure by increasing volume while maintaining relatively stable costs. This overall improvement was partially offset by a change in the customer mix, resulting in lower margins from some customers.

         Income from operations for the first nine months of fiscal 2003 was $4.2 million compared with $3.2 million in the corresponding period of fiscal 2002, an increase of $1.0 million or 30.1%. This increase was primarily a result of the increase in net sales, with selling, general, and administrative expenses remaining relatively stable. In addition, with the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company stopped amortizing goodwill in the first quarter of fiscal 2003.

         Total interest expense decreased $0.6 million or 42.7% to $0.8 million in the first nine months of fiscal 2003 from $1.3 million in the corresponding period of fiscal 2002. In December 2001, the Company refinanced its credit facility with LaSalle Business Credit, Inc. ("LaSalle"). As part of this refinancing, the Company recorded an extraordinary loss of $260,000 or $0.06 per share ($156,000 after tax loss or $0.03 per share) in fiscal 2002 reflecting the write-off of unamortized finance costs relating to the previous credit facility. However, with the adoption of SFAS No. 145, the $260,000 extraordinary loss has been reclassified as interest expense to conform with the fiscal 2003 presentation requirements. Excluding the effect of this change in presentation, the decrease of $0.3 million is the result of $2.1 million in lower average borrowings and a reduction in average interest rates to 7.1% from 8.9%.

         The income tax provision as a percentage of pre-tax income for the first nine months of fiscal 2003 was 40.0%, compared with an income tax provision of 42.2% for the corresponding period in fiscal 2002. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the effective tax rate typically differed from the statutory rate primarily as a result of non-deductible amortization of goodwill.

         Net income for the first nine months of fiscal 2003 was $2.0 million or $0.40 per share, compared to $1.1 million or $0.21 per share in the corresponding period of fiscal 2002.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         LIQUIDITY AND FINANCIAL CONDITION

         Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. At March 31, 2003, the Company's current assets exceeded its current liabilities by $5.8 million, as compared to $2.6 million at June 29, 2002. This increase is primarily the result of renegotiated payable terms with specific vendors to achieve vendor discounts and a one-time excess cash flow recapture payment from the previous fiscal year. Funds provided by operations during the nine months ended March 31, 2003 were $2.9 million compared with funds provided of $3.2 million in the corresponding period of fiscal 2002. The Company also had available to it unused borrowing capacity of $3.5 million as of March 31, 2003.

         During the nine months ended March 31, 2003, capital expenditures totaled $1.3 million compared with $0.6 million in the corresponding period of fiscal 2002. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

         The Company's current strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and, when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability. As part of this process, the Company has added, and has made commitments on, new equipment that adds capacity and lowers production costs, as well as enables the Company to enter into new markets.

         Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with LaSalle will be sufficient to meet working capital and capital expenditure requirements in the near term.

         On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle. This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined are to be repaid over seven years, but are callable after three years. The Special Advance Loan, which was repaid in April 2003, required monthly principal payments of $185,155 plus interest. Additionally, the credit facility provides for an excess cash flow payment to be applied against the Special Advance Loan after each fiscal year-end until it is repaid. The $1.1 million excess cash flow payment for fiscal 2002 was paid out of unused borrowing capacity in October 2002. Until the Special Advance Loan was repaid, only monthly interest payments were applied against the Term Loan. After repayment of the Special Advance Loan, monthly principal payments of $169,897 plus interest will be applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property. The initial proceeds of the new facility were used to repay the outstanding indebtedness under the Company's previous credit facility with First Source Financial LLP.

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

         The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan bears interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at March 31, 2003 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver and Special Advance Loan were 4.25% and 1.33%, respectively, at March 31, 2003. LaSalle's prime and LIBOR rates for the Term Loan were 4.25% and 1.68%, respectively, at March 31, 2003.

         As of March 31, 2003, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at March 31, 2003 amounted to $147,500 and related to workman's compensation insurance policies.

         The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of March 31, 2003, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of March 31, 2003:

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

         ------------------------------------------------------------------------------------------------------------------
                                                                               PAYMENTS DUE BY PERIOD
                                                          -----------------------------------------------------------------
         CONTRACTUAL CASH OBLIGATIONS                                                                              AFTER 5
         (THOUSANDS OF DOLLARS)                   TOTAL     1 YEAR    2 YEARS   3 YEARS    4 YEARS    5 YEARS       YEARS
         ------------------------------------------------------------------------------------------------------------------
         Term Loan                            $   11,553  $   1,869  $   9,684  $      -  $       -  $       -  $        -
         Special Advance Loan                        152        152          -         -          -          -           -
         Revolving Line-of-Credit(a)               4,759          -      4,759         -          -          -           -
         Purchase commitments(b)                     929        929          -         -          -          -           -
         Capital lease obligations                   200         49         46        50         55          -           -
         Operating leases                          3,223      1,214        918       476        322        249          44
         ------------------------------------------------------------------------------------------------------------------
         Total contractual cash obligations   $   20,816  $   4,213  $  15,407  $    526  $     377  $     249  $       44
         ------------------------------------------------------------------------------------------------------------------


         ------------------------------------------------------------------------------------------------------------------
                                                                           AMOUNT OF COMMITMENT EXPIRATION
                                                                                      PER PERIOD
                                                          -----------------------------------------------------------------
                                                 TOTAL
         OTHER COMMERCIAL COMMITMENTS           AMOUNTS                                                            AFTER 5
         (THOUSANDS OF DOLLARS)                COMMITTED    1 YEAR    2 YEARS   3 YEARS    4 YEARS    5 YEARS       YEARS
         ------------------------------------------------------------------------------------------------------------------
         Revolving Line-of-Credit(c)          $    3,530  $       -  $   3,530  $      -  $       -  $       -  $        -
         Standby letters of credit                   148        148          -         -          -          -           -
         ------------------------------------------------------------------------------------------------------------------
         Total commercial commitment          $    3,678  $     148  $   3,530  $      -  $       -  $       -  $        -
         ------------------------------------------------------------------------------------------------------------------

         (a) The revolving line-of-credit represents the actual outstanding balance, as of March 31, 2003.
         (b) The Company anticipates that these purchase commitments will be financed through operating leases.
         (c) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of March 31, 2003.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On June 30, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three and nine month periods ended March 31, 2003 and 2002, to adjusted net income (IN THOUSANDS):

                                 Three Months Ended  Nine Months Ended
                                      March 31,           March 31,
                                  ----------------    ----------------
                                   2003      2002      2003      2002
                                  ------    ------    ------    ------

         Reported net income      $  591    $  479    $2,036    $1,079
         Goodwill amortization        --        35        --       102
                                  ------    ------    ------    ------
         Adjusted net income      $  591    $  514    $2,036    $1,181
                                  ======    ======    ======    ======

         In accordance with SFAS No. 142, the Company has completed its transitional goodwill impairment test using a discounted cash flow methodology as of June 30, 2002. No impairment charges resulted from the transitional impairment test.

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at March 31, 2003 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $23,000 impact on interest expense and cash flows for the three months ended March 31, 2003.

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

         The Company recently identified a significant deficiency in the design and operation of its internal controls in its accounts payable function at one of its divisions, and instituted changes to the design and

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


         operation of the internal controls in this area. The Company determined that this deficiency existed when it discovered that a division employee had been embezzling funds. The Company is still evaluating the financial statement implications of the embezzlement, but believes that any embezzled funds will be recovered through insurance. There were no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the Company carried out its evaluation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders in the quarter ended March 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  99.1 Certification Pursuant to 18. U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Walter E. Rose
-------------------------------
WALTER E. ROSE
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
(Principal Executive Officer)


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003


/s/ Brett E. Moller
-------------------------------
BRETT E. MOLLER
VICE PRESIDENT FINANCE
(Principal Financial Officer)