Form 10-K
period 2003-06-28
GIBRALTAR PACKAGING GROUP INC
filed 2003-09-23
CIK 882830

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 2003

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

(402) 463-1366
(Registrant's telephone number,             www.gibraltarpackaginggroup.com
including area code)                        (Registrant's website)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity stock held by nonaffiliates of the registrant on June 28, 2003 was $8,876,117 (based upon the June 28, 2003 closing sale price of the common stock as reported on the Over-The-Counter Bulletin Board).

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [_] NO [X]

         The number of shares of common stock of the registrant outstanding as of September 15, 2003 was 5,041,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for fiscal 2003, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1.   Business............................................................1

Item 2.   Properties..........................................................7

Item 3.   Legal Proceedings...................................................7

Item 4.   Submission of Matters to a Vote of Security Holders.................8



                                     PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters.....................................9

Item 6.   Selected Financial Data............................................11

Item 7.   Management's Discussion and Analysis of
          Financial Conditions and Results of Operations.....................12

          Forward-Looking Statements.........................................18

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..........19

Item 8.   Financial Statements and Supplementary Data........................19

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.............................19

Item 9A.  Controls and Procedures............................................19

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................20

Item 11.  Executive Compensation.............................................20

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters....................................20

Item 13.  Certain Relationships and Related Transactions.....................20

                                     PART IV

Item 15.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K.................................21

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

         Through the implementation of this strategy, the Company has improved operations and positioned itself for future growth. Over the past fiscal year the Company has continued to evaluate capacity levels at its three facilities and has implemented new technologies and equipment that add value to the products it provides and positions the Company to increase its performance, productivity, and profitability. These improvements include the purchase and installation of a blanking die cutter and a sheeter for the Hastings, Nebraska facility. In conjunction with these purchases, existing equipment was relocated to the Fort Wayne, Indiana facility which increases capabilities and improves the productivity of this facility. In addition, the Company also purchased a flexible packaging laminator and other equipment for the manufacture of flexible pouches at the Company's Mount Gilead, North Carolina facility. Gibraltar will continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to continue to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and when applicable, implementing new technologies and equipment.

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

         Unless otherwise stated in this Annual Report, references to fiscal 2003, 2002, and 2001 relate to the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

         MANUFACTURING PRODUCTS AND PROCESSES

         Gibraltar offers four types of packaging products, which are described in the following sections.

         FOLDING CARTONS

         The Company designs, manufactures, and markets a variety of printed folding cartons, which are purchased by customers in a variety of consumer and industrial markets. The Company's customers use folding cartons for both product packaging and retail display of products. Sales of folding cartons represented approximately 77%, 78%, and 79% of the Company's net sales for fiscal 2003, 2002, and 2001, respectively.

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

         Folding cartons are produced at each of the Company's three production facilities utilizing offset printing presses. The Hastings, Nebraska facility also utilizes flexographic printing for the manufacture of folding cartons. For offset printing, once a customer's order is received, paperboard rolls are purchased from outside suppliers and converted into sheets with sheeting equipment, in sizes determined for each order. Customers supply graphic disks, artwork, or film to the Company, and then specialized printing plates are created to use in the printing of paperboard sheets on multicolor offset printing presses. The printed board is then cut, creased, embossed, folded, and glued into individual cartons per the carton specifications, and then packaged for shipment to customers. For the flexographic printing, the process differs slightly. Once a customer's order is received, paperboard rolls are purchased from outside suppliers. Folding cartons are then produced directly from the roll stock by printing and die cutting in line to output blanks for gluing or flat packing. This printing process utilizes UV ink and coating, which is an additional feature the Company offers to its customers.

In June 1996, the Company's Hastings, Nebraska facility became the sixth folding carton plant in the United States to achieve ISO 9001 certification, the rigorous international quality standard. This facility renewed its certification in June 1999, and in June 2002 achieved certification to the ISO 9001:2000 standard, the organization's most recent standard. In January 1998, the Company's Fort Wayne, Indiana facility also achieved ISO 9001 certification, renewed its certification in January 2001, and in December 2002 received certification to the ISO 9001:2000 standard. The facility in Mount Gilead, North Carolina received ISO 9001 certification in June 2001 and achieved certification to the ISO 9001:2000 standard in December 2001. ISO (International Organization for Standardization) has steadily become a worldwide standard for quality management. The ISO standards require a company to codify its quality programs by defining and documenting its quality system.

         The Company's Hastings, Nebraska facility also initiated and formalized programs for compliance with the American Institute of Baking's Standards for Packaging Facilities. This standard covers adequacy of the product safety program, pest control, operation methods, personnel practices, maintenance for product safety, and cleaning practices. In December 2001 the facility achieved an Excellent rating following its first American Institute of Baking audit. In November 2002 at the facility's first annual follow-up audit, the facility improved its rating to Superior.

         FLEXIBLE POLY-FILM PACKAGING

         Flexible packaging sales represented approximately 11% of the Company's net sales for fiscal years 2003, 2002, and 2001.

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

         Flexible packaging is produced at the Standard Packaging facility in Mount Gilead, North Carolina. The Company purchases its plastic films including polyethylene, polypropylene, and similar materials, from film manufacturers rather than producing its own plastic films. The film is printed at the Company's facilities using multicolor printing presses. The printed rolls are then slit into smaller rolls, or shipped in roll form, to customers who then convert it into its final package form (for example, bags, pouches or overwrap). The Company also converts the printed film rolls into bags or pouches, and then ships the final package forms to its customers. The Company has additional capabilities which can be incorporated into poly-film packaging, which include affixing pressure-sensitive labels, attaching hanging display hooks, grommets, zip-lock closures, Velcro, and tape seals.

         SPECIALTY LAMINATED CARTONS

         At the Hastings, Nebraska facility, the Company manufactures specialty laminated cartons, which it markets to customers throughout the United States, primarily in the food, automotive, household, and industrial markets. Laminated cartons are used for the retail sale of products and offer customers a number of visual marketing benefits. Specialty laminated carton sales represented approximately 7% of the Company's net sales for fiscal 2003 and 6% for fiscal years 2002 and 2001.

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

         CORRUGATED CONTAINERS

         The Company's Hastings, Nebraska facility also designs and manufactures printed corrugated containers, which it markets to customers located in the mid-western United States. The primary markets for this product line are the automotive, industrial, and agricultural markets. Corrugated container sales represented approximately 5% of the Company's net sales for fiscal years 2003 and 2002 and 4% for fiscal year 2001.

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

         Competition among the non-integrated packaging manufacturers, against which the Company primarily competes, is based on product quality, service, timeliness of delivery, manufacturing capabilities, and price. The Company believes that its expertise and reputation within the packaging industry for providing timely, personalized service and high-quality packaging enables it to compete effectively with other non-integrated packaging companies.

         The Company has continued to be impacted by the increasing trends of customers to leverage their buying power through vendor consolidations. These customers have taken advantage of the overcapacity within the packaging industry in order to lower their packaging price. The Company has responded to these changes by continuing to control its internal costs and acquiring equipment that improves efficiencies. Through these efforts the Company has been able to enhance its competitiveness within the current market dynamics, but cannot guarantee success in future strategic sourcing efforts.

         Many of the Company's competitors have greater resources, financial and otherwise, than the Company. In addition, to the extent that packaging methods are developed and successfully marketed as alternatives to the Company's products, the Company may compete with producers of such alternative packaging methods.

RAW MATERIALS

         Raw materials used in the Company's production process include paperboard, inks, flexible films, resin, and adhesives, all of which the Company purchases from more than one supplier. In fiscal 2003, prices remained relatively steady with increases experienced for some materials in the second half. The Company expects increases in some materials for the first half of fiscal 2004. Although the Company has historically been able to pass material increases on to its customers, any future price increases could have an adverse impact on the Company's results of operations, if the Company is unable to continue to pass these increases on to its customers.

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

CUSTOMERS

         The Company derives its sales from a diverse market base. In fiscal 2003, the Company sold its products throughout the United States to over 468 different customers for use in a variety of industries. The table below sets forth the Company's approximate percent of net sales by market for each of the years indicated.

          ======================================================================

                                                  JUNE 28,   JUNE 29,   JUNE 30,
                                                   2003       2002        2001
                                                  --------   --------   --------

          Food products                             28%        23%        19%
          Paper and allied products                 17%        18%        18%
          Pharmaceutical and medical instruments    15%        15%        15%
          Textiles                                  10%        11%        14%
          Tobacco products                           8%        10%         8%
          Automotive products                        8%         9%        10%
          Household products                         8%         7%         9%
          Industrial products                        1%         2%         2%
          Other                                      5%         5%         5%
                                                   ---        ---        ---
          Total net sales                          100%       100%       100%
                                                   ===        ===        ===

          ======================================================================

          Sales to the Company's top three customers accounted for approximately 34% of the Company's net sales for fiscal 2003. Sales to Smead Manufacturing represented approximately 15% of net sales in fiscal 2003.

          The Company believes that developing long-term relationships with customers is critical to its success in the packaging industry. Customers generally purchase products and services under firm purchase orders rather than long-term contracts, although the Company does have several customers with contracts ranging from one to three years.

EMPLOYEES

          As of June 28, 2003, the Company employed approximately 423 full-time employees - 90 salaried and 333 hourly. The Company primarily markets its products and services through 15 employee sales representatives, as well as several commissioned brokers or agents.

          The Graphics Communication Union, No. 19-M, represents approximately 80 hourly employees at the Fort Wayne, Indiana facility. The current three-year union contract was ratified in January 2003 and is in effect through November 2005. The Company considers its relationship with its employees and the union to be generally satisfactory. Although there are no difficulties anticipated, the Company is unable to forecast the outcome of future negotiations between the Company and the Graphics Communication Union, or the potential impact any dispute could have on the Company's financial position or results of operations.

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

          Following the August 1995 preliminary site assessment, the Company had its environmental consultants prepare an estimate of likely remediation costs based on all of the information known at that time. These estimated costs ranged from $750,000 to $1.1 million over a period of seven to ten years. Accordingly, the Company recorded a liability for such remediation costs of $750,000 in fiscal year 1995. This estimate may be affected by new information learned, any modifications to any remediation plan that may be proposed by the DWQ and the actual costs incurred as part of evaluation and remediation. The reduction in the accrual for such remediation costs to $420,000 from $430,000 at June 28, 2003 and June 29, 2002, respectively, reflects legal and environmental consulting expenses incurred in fiscal 2003. Cumulative incurred expenses as of June 28, 2003 related to remediation totaled $330,000. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.

ITEM 2.   PROPERTIES
          ----------

          The Company owns offices and manufacturing facilities in Hastings, Nebraska; Fort Wayne, Indiana; and Mount Gilead, North Carolina. The Company's facilities consist of a total of more than 425,000 square feet. The Company also leases 71,000 square feet of office, production, and warehouse space in Hastings, Nebraska. Additional warehouse facilities are leased in Fort Wayne, Indiana.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matters were submitted to a vote of the stockholders of Gibraltar during the fourth quarter of Gibraltar's fiscal year ended June 28, 2003.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

PRICE RANGE OF COMMON STOCK

          The Company's common stock is currently traded on the Over-The-Counter Bulletin Board ("OTCBB"). The trading symbol for the Company's common stock is "PACK." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported on the OTCBB:

                                                       HIGH             LOW

          FISCAL 2003
              Fourth Quarter                          $ 2.80          $ 2.27
              Third Quarter                             2.90            2.40
              Second Quarter                            3.25            1.85
              First Quarter                             2.05            1.45

          FISCAL 2002
              Fourth Quarter                          $ 1.55          $ 1.15
              Third Quarter                             1.60            1.16
              Second Quarter                            1.30            1.16
              First Quarter                             1.32            1.20

          There were approximately 163 shareholders of record of the Company's common stock as of September 15, 2003. The Company believes that the number of beneficial owners of its common stock is approximately 575.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF          EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS           WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
PLAN CATEGORY                               (A)                           (B)                          (C)
-------------                    --------------------------       -------------------       -------------------------
Equity compensation
   plans approved by
   security holders:
   (a)  Incentive Stock
        Option Plan                       13,000                         $ 8.85                      272,838
   (b)  Director Stock
        Option Plan                       16,000                         $ 8.63                        9,000
Equity compensation
   plans not approved
   by security holders:                       --                             --                           --
                                  -------------------------------------------------------------------
                                          29,000                         $ 8.73                      281,838
Total

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

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED
                                                  ---------------------------------------------------------------------
                                                  JUNE 28,      JUNE 29,         JUNE 30,       JULY 1,         JULY 3,
                                                  2003 (1)       2002(2)         2001(3)        2000(4)         1999(5)
                                                  --------       -------         -------        -------         -------
STATEMENT OF OPERATIONS DATA:

Net Sales                                         $67,378        $63,803         $64,084        $67,543        $76,514
Cost of Goods Sold                                 54,229         51,396          50,908         54,998         65,711
Gross Profit                                       13,149         12,407          13,176         12,545         10,803
Operating Expenses                                  7,773          7,864           7,961          7,862         21,802
Income (Loss) From Operations                       5,376          4,543           5,215          4,683        (10,999)
Other Expense - Net                                 1,030          1,659           2,499          3,130          3,324
Provision (Benefit) for Income Taxes                1,601          1,131            (923)           483           (751)
Net Income (Loss)                                   2,745          1,753           3,639          1,070        (13,572)

Basic and Diluted Per Common Share Amounts:
Net Income (Loss)                                    0.54           0.35            0.72           0.21          (2.69)
Weighted Average Shares Outstanding                 5,042          5,042           5,042          5,042          5,042

BALANCE SHEET DATA:

Working Capital                                     5,389          2,563           2,403          2,333          3,357
Total Assets                                       34,260         34,544          36,374         37,654         43,338
Long-Term Debt (net of current portion)            13,339         14,917          18,578         22,498         27,943
Stockholders' Equity                                9,436          6,908           5,155          1,516            446

          (1) With the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company discontinued amortizing goodwill in the first quarter of fiscal 2003, and is now testing for impairment on a periodic basis.

          (2) Includes a charge of $260 ($156 after tax) reflecting the write-off of unamortized finance costs related to the First Source financing.

          (3) Includes a $2.0 million reduction to the tax provision. As a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets.

          (4) Includes the effect of the sale of the operating assets of Niemand in June 1999 and February 2000 and the sale of the operating assets of GB Labels in August 1999.

          (5) Includes impairment write-downs of long-lived assets related to Flashfold Carton and GB Labels of $11,861 and $352, respectively, and restructuring charges of $235 related to the relocation of the Company's corporate offices.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

RECENT EVENTS

          Due to increased competition (See "Business - Competition"), the Company lost two customers in the last quarter of fiscal 2003. This lost business represented approximately $8.5 million of net sales for fiscal 2003, which will transition out sometime during fiscal 2004. If the Company's efforts to replace this business fall substantially short, results of operations would be materially impacted.

          However, the Company is responding to these recent trends by making a strong push for new business in growth industries, by controlling costs, and by improving efficiencies. For example, recent and planned acquisitions of new equipment will play an integral part in the Company achieving these objectives, and will also help Gibraltar to compete in new growth markets. (See "Business - General.")

RESULTS OF OPERATIONS

          The following table presents, for the periods indicated, the percentage relationship that certain items in the Company's Consolidated Statement of Operations bear to net sales. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

                                                      YEARS ENDED
                                         -----------------------------------
                                         JUNE 28,       JUNE 29,    JUNE 30,
                                           2003           2002        2001
                                         --------       --------    --------
     Net Sales                             100.0%         100.0%      100.0%
     Cost of Goods Sold                     80.5           80.6        79.4
     Gross Profit                           19.5           19.4        20.6
     Operating Expenses                     11.5           12.3        12.5
     Income from Operations                  8.0            7.1         8.1
     Other Expense - Net                     1.5            2.6         3.9
     Provision (Benefit) for Income Taxes    2.4            1.8        (1.5)
     Net Income                              4.1%           2.7%        5.7%

          FISCAL YEAR 2003 VS. 2002

          In fiscal 2003, the Company had net sales of $67.4 million compared with $63.8 million in fiscal 2002, an increase of $3.6 million or 5.6%. This increase is primarily attributable to additional business from new and existing customers, partially offset by a reduction in some existing accounts due to soft economic conditions and increased competition.

          Gross profit for fiscal 2003 increased slightly to $13.1 million, or 19.5% of net sales from $12.4 million, or 19.4% in fiscal 2002. Higher material costs from changes in customer mix and pricing pressures were offset by $0.2 million in lower maintenance and repair costs and the effect of spreading fixed costs over higher volume.

          Income from operations for fiscal 2003 was $5.4 million compared with $4.5 million in fiscal 2002, an increase of $0.8 million or 18.3%. This increase was primarily a result of the increase in gross profit coupled with a slight decrease in selling, general, and administrative costs. With the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company stopped amortizing goodwill in the first quarter of fiscal 2003. Goodwill amortization was $0.1 million in fiscal 2002.

          Total interest expense decreased $0.6 million, or 39.3%, to $1.0 million in fiscal 2003 from $1.6 million in fiscal 2002. In December 2001, the Company refinanced its credit facility with LaSalle Business Credit, Inc. ("LaSalle"). As part of this refinancing, the Company recorded a charge of $260,000 in fiscal 2002 reflecting the write-off of unamortized finance costs relating to the previous credit facility. Excluding the effect of this write-off, the decrease of $0.4 million is the result of $2.8 million in lower average borrowings coupled with a decline in the average interest rate to 4.9% from 6.1%.

          The income tax provision as a percentage of pre-tax income for fiscal 2003 was 36.8% compared with an income tax provision of 39.2% for fiscal 2002. Prior to the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the effective tax rate typically differed from the statutory rate primarily as a result of non-deductible amortization of goodwill.

          Net income in fiscal 2003 was $2.7 million, or $0.54 per share, compared to $1.8 million or $0.35 per share in fiscal 2002.

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

          Total interest expense decreased $0.9 million, or 36.1%, to $1.6 million in fiscal 2002 from $2.5 million in fiscal 2001. In December 2001, the Company refinanced its credit facility with LaSalle. As part of this refinancing, the Company recorded a charge of $260,000 reflecting the write-off of unamortized finance costs relating to the previous existing credit facility. Excluding the effect of this write-off, the decrease of $1.2 million is the result of $3.8 million in lower average borrowings coupled with a decline in the average interest rate to 6.1% from 9.9%.

          The income tax provision as a percentage of pre-tax income for fiscal 2002 was 39.3% compared with an income tax benefit of 34.0% for fiscal 2001. The effective tax rate typically differs from the statutory rate primarily as a result of non-deductible amortization of goodwill. However, as a result of earnings improvements, the Company reduced its deferred income tax asset valuation allowance by $2.0 million in fiscal 2001 to reflect a change in estimate related to the realizability of its deferred income tax assets. See
Note 6 of the Notes to Consolidated

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

                                                            EXCLUDING IMPACT
                                                            OF CHANGE IN TAX
                                                               VALUATION
                                            AS REPORTED        ALLOWANCE
                                            -----------     ----------------

   Income Before Income Taxes                 $2,716            $2,716
   Provision (Benefit) for Income Taxes         (923)            1,046
                                              ------            ------
   Net Income                                 $3,639            $1,670
                                              ======            ======
   Net Income Per Share                       $ 0.72            $ 0.33
                                              ======            ======


LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. At June 28, 2003, the Company's current assets exceeded its current liabilities by $5.4 million, as compared to $2.6 million at June 29, 2002. This increase is primarily the result of faster payment of accounts payables with specific vendors to achieve vendor discounts and a required payment on the Company's Special Advance Loan accrued at the prior year-end. Funds provided by operations totaled $4.8 million in fiscal 2003 compared to $4.4 million in fiscal 2002. The Company also had available to it unused borrowing capacity of $4.1 million as of June 28, 2003.

          During fiscal 2003, capital expenditures totaled $1.7 million compared with $1.1 million in fiscal 2002. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

          The Company's on-going strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and, when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability. As part of this process, the Company has added, and has made commitments on, new equipment that adds capacity and lowers production costs, as well as enables the Company to enter into new markets.

          Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with LaSalle will be sufficient to meet working capital and capital expenditure requirements in the near term.

          On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle. This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The

Term Loan and Special Advance Loan are to be repaid over seven years, but are callable after three years. The Special Advance Loan was repaid in April 2003. Until the Special Advance Loan was repaid, only monthly interest payments were applied against the Term Loan. After repayment of the Special Advance Loan, monthly principal payments of $169,897 plus interest are applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property.

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

          The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan was subject to interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at June 28, 2003 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver were 4.00% and 1.10%, respectively, at June 28, 2003. LaSalle's prime and LIBOR rates for the Term Loan were 4.00% and 1.16%, respectively, at June 28, 2003.

          As of June 28, 2003, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at June 28, 2003 amounted to $147,500 and related to workman's compensation insurance policies.

          The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of June 28, 2003, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

          The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of June 28, 2003:

------------------------------------------------------------------------------------------------------------------------
                                                                          PAYMENTS DUE BY PERIOD
                                                  ----------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS                                                                                     AFTER
(THOUSANDS OF DOLLARS)                 TOTAL       1 YEAR        2 YEARS     3 YEARS    4 YEARS     5 YEARS     5 YEARS
------------------------------------------------------------------------------------------------------------------------
Term Loan                             $ 11,213     $ 2,039       $ 9,174      $  --      $  --        $  --     $  --
Revolving Line-of-Credit (a)             3,956          --         3,956         --         --           --        --
Purchase commitments (b)                 2,159       2,159            --         --         --           --        --
Capital lease obligations                  289          80            83         83         43           --        --
Operating leases                         4,297       1,327           891        673        595          501       310
------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations    $ 21,914     $ 5,605       $14,104      $ 756      $ 638        $ 501     $ 310
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                                                 PER PERIOD
                                        TOTAL     ----------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS           AMOUNTS                                                                   AFTER
(THOUSANDS OF DOLLARS)                COMMITTED    1 YEAR        2 YEARS     3 YEARS    4 YEARS     5 YEARS     5 YEARS
------------------------------------------------------------------------------------------------------------------------
Revolving Line-of-Credit (c)          $  4,119     $    --       $ 4,119      $  --      $  --        $  --     $  --
Standby letters of credit                  148         148            --         --         --           --        --
------------------------------------------------------------------------------------------------------------------------
Total commercial commitment           $  4,267     $   148       $ 4,119      $  --      $  --        $  --     $  --
------------------------------------------------------------------------------------------------------------------------

(a) The revolving line-of-credit represents the actual outstanding balance, as of June 28, 2003.
(b) The Company anticipates that this purchase commitment will be financed through an operating lease.
(c) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of June 28, 2003.

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

          IMPAIRMENT OF LONG-LIVED ASSETS

          The Company's long-lived assets consist primarily of property, plant and equipment. Management believes the useful lives assigned to these assets, which range from 2 to 40 years, are reasonable. Management evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. If management's assumptions about these assets change as a result of events or circumstances, and management believes the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

          GOODWILL AND INTANGIBLE ASSETS

          The Company is required to make certain assumptions and estimates regarding the fair value of intangible assets, namely goodwill, when assessing such assets for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

          PENSION ASSETS AND LIABILITIES

          In order to measure pension expense as well as the related assets and liabilities, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund the expenses, employee turnover rates, and anticipated mortality rates. The estimates used by management are based on the Company's historical experience as well as current facts and circumstances. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with the plan. Different estimates used by management could result in the Company recognizing different amounts of expense over different periods of time.

          CONTINGENT LIABILITIES

          From time to time, there are various claims and lawsuits pending against the Company. The Company records a liability when the effect of litigation can be estimated and when an outcome is considered probable. Management's estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company's Consolidated Financial Statements. Subsequent developments could materially alter management's assessment of a matter's probable outcome and the estimate of the Company's liability.

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

          In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. Generally, it requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

          Statements that are not historical facts, including statements about our confidence in the Company's prospects and strategies and our expectations about the Company's sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company's products due to overall economic conditions; (2) the Company's ability to obtain new business to replace lost business; (3) the Company's ability to execute its business plan; (4) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (5) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (6) the introduction of competing products by other firms; (7) pressure on pricing from competition or purchasers of the Company's products; (8) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (9) continued stability in other raw material prices, including oil-based resin and plastic film; (10) the impact of government regulation on the Company's manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company's production increases; (11) the Company's ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; and (12) the Company's ability to recover from any potential terrorist attack. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

          The Company's primary market risk is fluctuation in interest rates. All of the Company's debt at June 28, 2003 is at variable interest rates. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the fiscal year ended June 28, 2003.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the financial statements, the report thereon, the notes thereto, and supplementary data commencing at page F-1 of this Annual Report on Form 10-K which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          ----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

          None.

ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

          The Company's Chief Executive Officer, Walter E. Rose, and Vice President Finance, Brett E. Moller, have reviewed the Company's disclosure controls and procedures as of June 28, 2003. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

          In April 2003, the Company identified a significant deficiency in the design and operation of its internal controls in its accounts payable function at one of its divisions, and instituted changes to the design and operation of the internal controls in this area. The Company determined that this deficiency existed when it discovered that a division employee had been embezzling funds. The Company determined that approximately $500,000 was embezzled over a period of seven years, but believes that these embezzled funds will be recovered through insurance. There were no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the Company carried out its evaluation.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information relating to the identification, business experience and directorships of each director and nominee for director of Gibraltar and the information relating to the identification and business experience of Gibraltar's executive officers, required by Items 401 and 405 of Regulation S-K, will be presented in the sections entitled "Election of Directors - Nominees for Director" and "Executive Compensation and Other Information - Executive Officers" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2003, and is hereby incorporated by reference. If the definitive proxy statement for the 2003 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2003 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information relating to the compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the sections entitled "Election of Directors - Director Compensation" and "Executive Compensation and Other Information" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2003 and is hereby incorporated by reference. If the definitive proxy statement for the 2003 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2003 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

          The information relating to security ownership required by Items 201(d) and 403 of Regulation S-K will be presented in the section entitled "Voting Securities and Principal Stockholders" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2003 and is hereby incorporated by reference. If the definitive proxy statement for the 2003 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2003 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The information relating to certain relationships and transactions required by Item 404 of Regulation S-K will be presented in the section "Executive Compensation and Other Information - Certain Transactions" of Gibraltar's definitive proxy statement for the Annual Meeting of Stockholders for fiscal 2003 and is hereby incorporated by reference. If the definitive proxy statement for the 2003 annual meeting is not filed with the Securities and Exchange Commission within 120 days of the end of Gibraltar's 2003 fiscal year, Gibraltar will amend this Annual Report and include such information in the amendment.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          (a)   (1) Financial Statements Page

                                                                            Page

          Independent Auditors' Report                                      F-1

          Consolidated Balance Sheets,
              June 28, 2003 and June 29, 2002                               F-2

          Consolidated Statements of Operations,
              Years Ended June 28, 2003, June 29, 2002, and June 30, 2001   F-3

          Consolidated Statements of Stockholders' Equity,
              Years Ended June 28, 2003, June 29, 2002, and June 30, 2001   F-4

          Consolidated Statements of Cash Flows,
              Years Ended June 28, 2003, June 29, 2002, and June 30, 2001   F-5

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

          **10.3 Gibraltar Packaging Group, Inc. 1992 Incentive Stock Option Plan, dated March 5, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.5 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

          **10.4 Gibraltar Packaging Group, Inc. Director Stock Option Plan dated July 13, 1992 and amended as of April 28, 1994 (incorporated by reference to Exhibit 10.6 to Gibraltar's Annual Report on Form 10-K for the year ended July 2, 1994 (File No. 00-19800)).

            10.5 Stock Purchase Agreement, dated January 28, 1993, by and among Gibraltar Packaging Group, Inc., Standard Packaging and Printing Corp. and each of the shareholders of Standard Packaging and Printing Corp. (incorporated by reference to Exhibit 2.1 to Gibraltar's Current Report on Form 8-K dated January 28, 1993 (File No. 00-19800)).

            10.6 Registration Rights Agreement, dated as of January 28, 1993, between Gibraltar Packaging Group, Inc. and Brady W. Dickson and Joan H. Dickson (incorporated by reference to Exhibit
                    28.1 to Gibraltar's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 (File No. 00-19800)).

            10.7 Agreement and Plan of Reorganization, dated April 28, 1993, by and among Gibraltar Packaging Group, Inc., Niemand Acquisition Corporation, Niemand Holdings, Inc., Niemand Industries, Inc., and each of the stockholders of Niemand Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

            10.8 Registration Rights Agreement, dated April 28, 1993, by and among Gibraltar Packaging Group, Inc. and the former stockholders of Niemand Holdings, Inc. listed on Schedule I thereto (incorporated by reference to Exhibit 28.1 to Gibraltar's Current Report on Form 8-K dated April 28, 1993 (File No. 00-19800)).

          **10.9 Gibraltar Packaging Group, Inc.1998 Stock Appreciation Rights Plan, dated November 30, 1998 (incorporated by reference to Exhibit 10.33 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

          **10.10 Employment Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs (incorporated by reference to Exhibit 10.35 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

          **10.11 Stock Appreciation Rights Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.36 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

          **10.12 Stock Appreciation Rights Agreement, dated January 15, 1999, between Gibraltar Packaging Group, Inc. and Richard D. Hinrichs (incorporated by reference to Exhibit 10.37 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 00-19800)).

          **10.13 Letter of Resignation, dated September 1, 2000, between Gibraltar Packaging Group, Inc. and John W. Lloyd (incorporated by reference to Exhibit 10.55 to Gibraltar's Annual Report on Form 10-K for the period ended July 1, 2000 (File No. 00-19800)).

            10.14 Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc (incorporated by reference to Exhibit 10.58 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

            10.15 Supplement to Loan and Security Agreement, dated as of December 20, 2001, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc (incorporated by reference to Exhibit 10.59 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)) .

            10.16 Revolving Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.60 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

            10.17 Term Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $11,553,000 (incorporated by reference to Exhibit 10.61 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

            10.18 Special Advance Note, dated as of December 20, 2001, in favor of LaSalle Business Credit, Inc., executed by Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.62 to Gibraltar's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 00-19800)).

            10.19 First Amendment to Loan and Security Agreement, dated January 1, 2003, between LaSalle Business Credit, Inc. and Gibraltar Packaging Group, Inc., RidgePak Corporation, Standard Packaging and Printing Corp. and Niemand Industries, Inc (incorporated by reference to Exhibit 10.63 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 2002 (File No. 00-19800)).

          **10.20 Gibraltar Packaging Group, Inc. Non-Qualified Deferred Incentive Compensation Plan, dated January 22, 2003 (incorporated by reference to Exhibit 10.64 to Gibraltar's Quarterly Report on Form 10-Q for the period ended December 31, 2002 (File No. 00-19800)).

            21.1 Subsidiaries of Gibraltar Packaging Group, Inc. (incorporated by reference to Exhibit 21.1 to Gibraltar's Annual Report on Form 10-K for the period ended June 29, 2002 (File No. 00-19800)).

           *23.1    Consent of Deloitte & Touche LLP.

           *31      Certification Pursuant to 17 CFR Section 240.13a-14

           *32 Certification Pursuant to 18. U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

**Indicates management contract or compensatory plan.

          (b)       Reports on Form 8-K.

                    Form 8-K, dated May 14, 2003, the Company's press release for quarterly earnings and the financial information release relating to certain financial information for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GIBRALTAR PACKAGING GROUP, INC.

By:   /s/ Brett E. Moller
      --------------------------
      Brett E. Moller
      Vice President Finance
      (Principal Financial and
      Accounting Officer)

Date: September 23, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Walter E. Rose                    /s/ Richard D. Hinrichs
      --------------------------------      ------------------------------------
      Walter E. Rose                        Richard D. Hinrichs
      Chief Executive Officer and           Chief Operating Officer and Director
      Chairman of the Board                 September 23, 2003
      (Principal Executive Officer)
      September 23, 2003



      /s/ Robert G. Shaw                    /s/ John D. Strautnieks
      --------------------------------      ------------------------------------
      Robert G. Shaw                        John D. Strautnieks
      Director                              Director
      September 23, 2003                    September 23, 2003



      /s/ John W. Lloyd
      --------------------------------
      John W. Lloyd
      Director
      September 23, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors
Gibraltar Packaging Group, Inc.
Hastings, Nebraska

We have audited the accompanying consolidated balance sheets of Gibraltar Packaging Group, Inc. and its subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gibraltar Packaging Group, Inc. and subsidiaries at June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
August 15, 2003

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               JUNE 28,    JUNE 29,
                                                                                 2003        2002
                                                                               --------    --------
ASSETS

CURRENT ASSETS:
         Cash                                                                  $    453    $     45
         Accounts receivable (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $492
            AND $521, RESPECTIVELY)                                               4,988       5,432
         Inventories                                                              7,144       7,317
         Deferred income taxes                                                      730         703
         Prepaid and other current assets                                           795         423
                                                                               --------    --------

                  Total current assets                                           14,110      13,920
PROPERTY, PLANT AND EQUIPMENT - Net                                              15,294      15,687
GOODWILL                                                                          4,112       4,112

OTHER ASSETS (NET OF ACCUMULATED AMORTIZATION OF $213 AND
   $83, RESPECTIVELY)                                                               744         825
                                                                               --------    --------
TOTAL                                                                          $ 34,260    $ 34,544
                                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Checks not yet presented                                              $    931    $    718
         Current portion of long-term debt                                        2,119       3,349
         Accounts payable                                                         2,688       4,036
         Accrued expenses                                                         2,983       3,254
                                                                               --------    --------
                  Total current liabilities                                       8,721      11,357
LONG-TERM DEBT - Net of current portion                                          13,339      14,917
DEFERRED INCOME TAXES                                                             1,994         932
OTHER LONG-TERM LIABILITIES                                                         770         430
                                                                               --------    --------
                  Total liabilities                                              24,824      27,636
                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000
        shares authorized; none issued                                               --          --
     Common stock, $.01 par value; 10,000,000 shares
        authorized; 5,041,544 issued and outstanding                                 50          50
     Additional paid-in capital                                                  28,162      28,162
       Accumulated other comprehensive loss (Note 7)                               (217)         --
       Accumulated deficit                                                      (18,559)    (21,304)
                                                                               --------    --------
                  Total stockholders' equity                                      9,436       6,908
                                                                               --------    --------
TOTAL                                                                          $ 34,260    $ 34,544
                                                                               ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                  2003         2002           2001
NET SALES                                     $    67,378   $    63,803   $    64,084

COST OF GOODS SOLD                                 54,229        51,396        50,908
                                              -----------   -----------   -----------

GROSS PROFIT                                       13,149        12,407        13,176
                                              -----------   -----------   -----------

OPERATING EXPENSES:

     Selling, general, and administrative           7,773         7,729         7,826

     Amortization of goodwill                          --           135           135
                                              -----------   -----------   -----------


         Total operating expenses                   7,773         7,864         7,961
                                              -----------   -----------   -----------

INCOME FROM OPERATIONS                              5,376         4,543         5,215
                                              -----------   -----------   -----------

OTHER EXPENSE:

     Interest expense                                 970         1,597         2,499

     Other expense - net                               60            62            --
                                              -----------   -----------   -----------

         Total other expense                        1,030         1,659         2,499
                                              -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                          4,346         2,884         2,716

INCOME TAX PROVISION (BENEFIT)                      1,601         1,131          (923)
                                              -----------   -----------   -----------

NET INCOME                                    $     2,745   $     1,753   $     3,639
                                              ===========   ===========   ===========



BASIC AND DILUTED PER COMMON SHARE AMOUNTS:

     Net Income                               $      0.54   $      0.35   $      0.72
                                              ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
     (basic and diluted)                        5,041,544     5,041,544     5,041,544
                                              ===========   ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001
                        (IN THOUSANDS EXCEPT SHARE DATA)

                              COMMON STOCK                         ACCUMULATED
                          --------------------      ADDITIONAL       OTHER
                          NUMBER OF                  PAID-IN      COMPREHENSIVE     ACCUMULATED                   COMPREHENSIVE
                           SHARES      AMOUNT        CAPITAL          LOSS            DEFICIT         TOTAL          INCOME
                          ---------   ---------     ----------    -------------     -----------     ---------     -------------
Balance at
     July 1, 2000         5,041,544   $      50     $  28,162       $      --        $ (26,696)     $   1,516

Net income                       --          --            --              --            3,639          3,639      $   3,639
                          ---------   ---------     ---------       ---------        ---------      ---------      ---------

Balance at
     June 30, 2001        5,041,544          50        28,162              --          (23,057)         5,155          3,639
                                                                                                                   =========

Net income                       --          --            --              --            1,753          1,753          1,753
                          ---------   ---------     ---------       ---------        ---------      ---------      ---------

Balance at
     June 29, 2002        5,041,544          50        28,162              --          (21,304)         6,908          1,753
                                                                                                                   =========

Net income                       --          --            --              --            2,745          2,745          2,745

Minimum pension
     liability, net of
     taxes of $133               --          --            --            (217)              --           (217)          (217)
                          ---------   ---------     ---------       ---------        ---------      ---------      ---------

Balance at
     June 28, 2003        5,041,544   $      50     $  28,162       $    (217)       $ (18,559)     $   9,436      $   2,528
                          =========   =========     =========       =========        =========      =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                           2003       2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                      $  2,745    $  1,753    $  3,639
         Adjustments to reconcile net income to
         net cash flows from operating activities:
                  Depreciation and amortization                             2,079       2,240       2,212
                  Provision for losses on accounts receivable                 194         216         342
                  (Gain)/loss on sale of property, plant and equipment         75           2         (55)
                  Write-off of refinancing costs                               --         260          --
                  Deferred income taxes                                     1,168       1,059      (1,142)
                  Changes in operating assets and liabilities:
                           Accounts receivable - net                          250         637        (185)
                           Inventories                                        173        (624)        117
                           Prepaid expenses and other assets                 (420)        263        (519)
                           Accounts payable                                (1,135)     (1,286)         35
                           Accrued expenses and other liabilities            (281)       (148)       (158)
                                                                         --------    --------    --------

         Net Cash Flows from Operating Activities                           4,848       4,372       4,286
                                                                         --------    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property, plant and equipment                   48          13         403
         Purchases of property, plant and equipment                        (1,573)       (842)       (803)
                                                                         --------    --------    --------

         Net Cash Flows from Investing Activities                          (1,525)       (829)       (400)
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (payments) under revolving credit facility            374      (2,993)       (798)
         Principal repayments of long-term debt                            (3,229)    (15,845)     (3,081)
         Net repayments under capital leases                                  (60)        (30)        (23)
         Proceeds from refinancing                                             --      15,553          --
         Refinancing costs                                                     --        (327)         --
                                                                         --------    --------    --------

         Net Cash Flows from Financing Activities                          (2,915)     (3,642)     (3,902)
                                                                         --------    --------    --------

NET INCREASE (DECREASE) IN CASH                                               408         (99)        (16)

CASH AT BEGINNING OF YEAR                                                      45         144         160
                                                                         --------    --------    --------


CASH AT END OF YEAR                                                      $    453    $     45    $    144
                                                                         ========    ========    ========


SUPPLEMENTAL DISCLOSURE:
         Income taxes paid                                               $    187    $    113    $    191
                                                                         ========    ========    ========
         Interest paid                                                   $    866    $  1,186    $  2,365
                                                                         ========    ========    ========

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
         Capital lease obligations                                       $    107    $    234    $     --
                                                                         ========    ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001


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

ACCOUNTS RECEIVABLE - The changes in the allowance for doubtful accounts receivable consist of the following (in thousands):

                                                      YEARS ENDED
                                           --------------------------------
                                           JUNE 28,    JUNE 29,    JUNE 30,
                                            2003        2002        2001

     Allowance, Beginning of Year          $  521      $  508      $ 185

     Provision for Uncollectible Accounts     194         216        342
     Write-off of Uncollectible Accounts     (223)       (203)       (19)
                                           ------      ------      -----

     Allowance, End of Year                $  492      $  521      $ 508
                                           ======      ======      =====

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided using the straight-line method over the following estimated useful lives:

         Buildings and improvements                        3-40 years
         Machinery and equipment                           2-20 years
         Vehicles                                           2-8 years
         Furniture and fixtures                            2-10 years

GOODWILL - Goodwill is not amortized, but rather tested at least annually for impairment. The test for impairment of goodwill is a two-step process that identifies potential impairment and then measures the amount of such impairment to be recorded in the financial statements. There were no impairment losses recognized during fiscal 2003.

IMPAIRMENT OF LONG-LIVED ASSETS - Recoverability of long-lived assets not held for sale are evaluated by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The evaluation of the recoverability of long-lived assets that are held for sale are based on comparing the assets' carrying amount with its fair value less cost to sell. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in fiscal years 2003, 2002 and 2001.

OTHER ASSETS - Costs associated with obtaining financing arrangements are included in other assets. In December 2001, the Company capitalized approximately $0.4 million, representing the cost of refinancing its debt under a new credit facility, as described in Note 5. This amount is being amortized over thirty-six months. As part of the refinancing, the Company recorded a charge of $260,000 or $0.06 per share ($156,000 after tax loss or $0.03 per share) in fiscal 2002 reflecting the write-off of unamortized finance costs relating to the previous credit facility.

REVENUE RECOGNITION - Revenue is recognized when title to finished product passes to the customer.

SHIPPING AND HANDLING COSTS - Shipping and handling costs are included in cost of goods sold in the consolidated statements of operations.

STOCK BASED COMPENSATION - The Company accounts for its employees' stock-based compensation plans under the recognition and measurement principles of APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The expense reported in net income under APB Opinion No. 25 is the same as under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In accordance with APB Opinion No. 25, there is no stock-based employee compensation cost associated with any plan, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Additionally, all outstanding options became fully vested prior to the periods presented. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                             JUNE 28,   JUNE 29,   JUNE 30,
                                              2003        2002       2001

Reported net income per APB 25               $ 2,745    $ 1,753    $ 3,639
Add back:  Stock-based employee
  compensation expense included in
  reported net income, net of tax                 34         --         --
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                    (34)         --         --
                                             -----      -------    -------
Pro forma net income per FASB 123            $ 2,745    $ 1,753    $ 3,639
                                             =======    =======    =======

Net income per basic and diluted common
  share
                             As reported     $  0.54    $  0.35    $  0.72
                               Pro forma     $  0.54    $  0.35    $  0.72

At June 28, 2003, the stock option exercise prices for all options outstanding under the 1992 Plan and Directors Plan exceeded the market value of the Company's common stock and therefore the options are considered anti-dilutive and are excluded from the Company's earnings per share calculation.

EARNINGS PER SHARE - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations, as the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for classification and measurement in the balance sheets for certain financial instruments which possess characteristics of both a liability and equity. Generally, it requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

RECLASSIFICATION - Certain amounts in the fiscal 2002 financial statements have been reclassified to conform with the fiscal 2003 presentation.

2.   INVENTORIES

Inventories consisted of the following (in thousands):

                                              JUNE 28,            JUNE 29,
                                               2003                 2002

     Finished goods                           $ 5,078             $ 4,665
     Work in process                              877                 935
     Raw materials                                880               1,414
     Manufacturing supplies                       309                 303
                                              -------             -------
                                              $ 7,144             $ 7,317
                                              =======             =======

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (at cost) consisted of the following (in thousands):

                                              JUNE 28,             JUNE 29,
                                                2003                 2002

     Land                                   $    632             $    632
     Buildings and improvements               12,021               12,016
     Machinery, equipment
          and vehicles                        22,627               21,439
     Furniture and fixtures                    1,596                1,598
     Construction-in-progress                     91                    9
                                            --------             --------
                                              36,967               35,694
     Less accumulated depreciation            21,673               20,007
                                            --------             --------
                                            $ 15,294             $ 15,687
                                            ========             ========

4.   GOODWILL

On June 30, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of the historical impact of the change in accounting principle for net income and net income per share for fiscal years 2003, 2002, and 2001 (IN THOUSANDS):

                                                   JUNE 28,  JUNE 29,  JUNE 30,
                                                    2003      2002      2001

     Reported Net Income                           $ 2,745   $ 1,753   $ 3,639
     Goodwill amortization                               -       135       135
                                                   -------   -------   -------

     Adjusted net income                           $ 2,745   $ 1,888   $ 3,774
                                                   =======   =======   =======

     Reported basic and diluted income per share   $  0.54   $  0.35   $  0.72
     Goodwill amortization                               -      0.03      0.03
                                                   -------   -------   -------
     Adjusted basic and diluted income per share   $  0.54   $  0.38   $  0.75
                                                   =======   =======   =======

Goodwill is allocated to the Company's reporting units for purposes of testing goodwill for impairment. The goodwill recorded at June 28, 2003 is assigned to the reporting unit Standard Packaging. No impairment losses were recognized during fiscal 2003.

5.   FINANCING AGREEMENTS

Long-term debt consisted of (columnar amounts in thousands):

                                                JUNE 28,             JUNE 29,
                                                   2003                2002

Term Loan                                       $ 11,213            $ 11,553
Special Advance Loan                                  --               2,889
Revolving credit facility                          3,956               3,582
Capital lease obligations (Note 9)                   289                 242
                                                --------            --------
Total                                             15,458              18,266
Less current portion                               2,119               3,349
                                               ---------            --------
Long-term debt                                 $  13,339            $ 14,917
                                               =========            ========

On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle. This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit ("Revolver"). The Term Loan and Special Advance Loan combined are to be repaid over seven years, but are callable after three years. The Special Advance Loan was repaid in April 2003. Until the Special Advance Loan was repaid, only monthly interest payments were applied against the Term Loan. After repayment of the Special Advance Loan, monthly principal payments of $169,897 plus interest are applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company's eligible accounts receivable plus (b) a percentage of the Company's eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability. The Company had available to it unused borrowing capacity of $4.1 million as of June 28, 2003.

The Revolver bears interest at LaSalle's prime rate plus 0.50% or the London Interbank Offered Rate ("LIBOR") plus 2.75%. The Term Loan bears interest at LaSalle's prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan was subject to interest at LaSalle's prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at June 28, 2003 were a combination of prime and LIBOR. LaSalle's prime and LIBOR rates for the Revolver were 4.00% and 1.10%, respectively, at June 28, 2003. LaSalle's prime and LIBOR rates for the Term Loan were 4.00% and 1.16%, respectively, at June 28, 2003.

As of June 28, 2003, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at June 28, 2003 amounted to $147,500 and related to workman's compensation insurance policies.

The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of June 28, 2003, the Company was in compliance with all financial covenants. In addition, the Company's credit facility restricts the ability of the Company to pay dividends.

Anticipated maturities of long-term debt subsequent to June 28, 2003, pursuant to the credit facility and future minimum payments under finance leases, are as follows (in thousands):

                                                     AMOUNTS

                     2004                           $  2,119
                     2005                             13,213
                     2006                                 83
                     2007                                 43
                                                     -------
                    Total                           $ 15,458
                                                    ========

6.   INCOME TAXES

The provision (benefit) for income taxes, after extraordinary item, consists of the following (in thousands):
                                      JUNE 28,       JUNE 29,      JUNE 30,
                                        2003           2002          2001
     Current:
        Federal                       $   276        $    --       $     62
        State                             157             72            157
     Deferred                           1,168          1,059         (1,142)
                                      -------        -------       --------
                                      $ 1,601        $ 1,131       $   (923)
                                      =======        =======       ========

The following represents a reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes:

                                      JUNE 28,       JUNE 29,      JUNE 30,
                                        2003           2002          2001

     Statutory rate                   $ 1,478        $   981       $    923
     State income tax effect              121             81             95
     Change in valuation allowance        (41)            (7)        (1,969)
     Amortization of goodwill              --             46             46
     Other - net                           43             30            (18)
                                      -------        -------       --------
     Total                            $ 1,601        $ 1,131       $   (923)
                                      -------        -------       --------

Deferred income tax assets and liabilities result from reporting income and expenses in different periods for tax and financial reporting purposes. The deferred tax assets and liabilities are comprised of the following (in thousands):

                                                       JUNE 28,      JUNE 29,
                                                         2003          2002
     Deferred income tax assets:
        Difference in basis of amortizable assets      $    195      $   195
        Non-deductible accrued liabilities                  761          996
        State net operating loss carryforwards            1,393        1,427
        State tax credits carryforward                      136          369
        Federal net operating loss carryforward              --          925
        AMT credit carryforward                              --          411
        Differences in the basis of inventory
          for tax purposes                                  174          153
        Additional minimum pension liability                133            -
        Other - net                                          --           11
                                                       --------       ------
        Total                                             2,792        4,487
        Deferred tax asset valuation allowance           (1,535)      (1,804)
                                                       --------      -------
           Net                                            1,257        2,683
                                                       --------      -------
        Deferred tax liabilities:
           Difference in basis of property,
             plant and equipment                         (2,355)      (2,725)
        Other                                              (166)        (187)
                                                       --------      -------
        Total                                            (2,521)      (2,912)
                                                       --------      -------
        Net deferred income tax liability              $ (1,264)     $  (229)
                                                       ========      =======

At June 28, 2003, the Company had a state investment tax credit carryforward of approximately $0.1 million which expires if unutilized by the year 2005. These credits are available to offset both Nebraska state income tax and Nebraska sales tax on qualifying purchases.

7.   EMPLOYEE BENEFIT PLANS

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

The change in benefit obligation and plan assets and the reconciliation of funded status for the years presented included the following components (in thousands):

                                                       JUNE 28,      JUNE 29,
                                                         2003          2002
     Change in benefit obligations:
      Benefit obligation at beginning of year          $    573       $  598
      Service cost                                           48           48
      Interest cost                                          36           40
      Actuarial loss                                        115            6
      Benefits paid                                         (31)        (119)
                                                       --------       -------
      Benefit obligation at end of year                     741          573
                                                       --------       ------

      Change in plan assets:
      Fair value of plan assets at beginning of year        577          666
      Actual loss on plan assets                            (23)         (10)
      Employer contribution                                  40           40
      Benefits paid                                         (31)        (119)
                                                       --------       ------
      Fair value of plan assets at end of year              563          577
                                                       --------       ------

     Reconciliation of funded status:
      Funded (unfunded) status                             (178)           4
      Unrecognized loss                                     350          179
      Contributions made after the measurement date          --           40
                                                       --------       ------
      Prepaid pension cost recognized on balance sheet $    172       $  223
                                                       ========       ======

Amounts recognized in Consolidated Balance Sheets:
     Prepaid benefit cost                              $    172       $  223
     Accrued benefit liability                             (350)          --
     Accumulated other comprehensive loss                   350           --
                                                       --------       ------
     Net amount recognized                             $    172       $  223
                                                       ========       ======

Discount rate used to calculate the above liability        6.25%        7.25%

The components of net periodic benefit costs are as follows (dollars in thousands):

                                                  JUNE 28,  JUNE 29,  JUNE 30,
                                                    2003     2002       2001

Service cost-benefits earned during the period     $  48     $  48     $  43
   Interest cost on projected benefit obligation      37        40        43
   Expected return on plan assets                    (44)      (52)      (58)
   Amortization of loss                               11         4         -
                                                   -----     -----     -----
   Net periodic pension cost                       $  52     $  40     $  28
                                                   =====     =====     =====

The weighted-average actuarial assumptions for the years presented were as follows:

Discount rate used to calculate expense              7.25%     7.25%     8.00%
Expected long-term rate of return on plan assets     8.00%     8.00%     8.00%

As a result of lower asset returns and a lower discount rate, the Company was required to recognize an additional minimum pension liability in fiscal 2003. The liability was recorded as a $350,000 ($217,000 net of tax) reduction to common shareholders' equity as part of accumulated other comprehensive loss.

The Company also sponsors a defined contribution 401(k) plan (the "Gibraltar Plan"). Employees are eligible to participate in the Gibraltar Plan upon completion of six months of credited service. An employee may contribute any amount of his or her earnings on a pre-tax basis subject to IRS limitations. The Company matches 25% of an employee's contribution up to a maximum of 4% of eligible compensation. Participants fully vest in Company contributions after five years with partial vesting after one year.

The Company's contributions to the Gibraltar Plan for the years ended June 28, 2003, June 29, 2002, and June 30, 2001 were approximately $83,000, $88,000 and
$83,000 respectively.

The Company established a non-qualified deferred compensation plan during fiscal 2003, whereby participants will share in 5% of the net growth of the Fair Market Value of the Company, as defined by the Plan, over the base year. Compensation expense related to this plan of $149,000 was recorded in fiscal 2003.

8.   STOCK BASED COMPENSATION

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

The 1998 Stock Appreciation Rights Plan (the "Stock Appreciation Rights Plan") provides for the discretionary granting of stock appreciation rights ("SAR") to key employees of the Company, and is administered by the Compensation Committee of the Company's Board of Directors. SARs held by grantees under the Stock Appreciation Rights Plan entitle the holder to cash payments only. Effective January 15, 1999, 150,000 SARs valued at $2.25 each and 150,000 SARs valued at $3.00 each were granted to certain officers of the Company. The SARs vested at 20% per year through the maturity date of June 30, 2003. Compensation expense related to the Stock Appreciation Rights Plan of $57,000 was recorded in fiscal 2003, and will be paid out in three equal installments beginning in fiscal 2004.

A summary of stock option transactions under the Company's employee option plans and the Director's stock plan for each of the three years in the period ended June 28, 2003 is as follows:

                                                           WEIGHTED AVERAGE
                                               SHARES       EXERCISE PRICE
                                              --------     ----------------
Outstanding at July 1, 2000                     51,334         $ 7.55
            Granted                                 --             --
            Exercised                               --             --
            Canceled or Lapsed                      --             --
                                              --------         ------
     Outstanding at June 30, 2001               51,334           7.55
            Granted                                 --             --
            Exercised                               --             --
            Canceled or Lapsed                      --             --
                                              --------         ------
     Outstanding at June 29, 2002               51,334         $ 7.55
            Granted                                 --             --
            Exercised                               --             --
            Canceled or Lapsed                 (22,334)          6.02
                                              --------         ------
     Outstanding at June 28, 2003               29,000         $ 8.73
                                              ========         ======

     Shares exercisable at June 30, 2001        51,334         $ 7.55
     Shares exercisable at June 29, 2002        51,334         $ 7.55
     Shares exercisable at June 28, 2003        29,000         $ 8.73

The following table summarizes information about stock options outstanding at June 28, 2003:

                                    Weighted
        Range of                 Avg. Remaining     Weighted                       Weighted
        Exercise      Number      Contractual        Average          Number       Average
         Prices     Outstanding       Life        Exercise Price   Exercisable   Exercisable
        --------    -----------  --------------   --------------   -----------   -----------
     $8.00 - $9.00    29,000       0.7 years         $ 8.73          29,000        $ 8.73

9.   LEASES

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

                                                   JUNE 30,       JUNE 29,
                                                     2003           2002
     Machinery, equipment
          and vehicles                              $ 338          $ 270
     Furniture and fixtures                            40             37
                                                    -----          -----
                                                      378            307
     Less accumulated amortization                     65             47
                                                    -----          -----
                                                    $ 313          $ 260
                                                    =====          =====

The Company leases office and manufacturing space, manufacturing equipment, computer equipment, vehicles and warehouse space under non-cancelable operating leases. Rent expense for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001 under operating lease agreements was approximately $1.4 million, $1.5 million, and $1.4 million, respectively.

As of June 28, 2003, approximate minimum future lease commitments under capital and operating leases were as follows (in thousands):

                                                   CAPITAL     OPERATING

     2004                                           $  98        $ 1,327
     2005                                              95            891
     2006                                              89            673
     2007                                              43            595
     2008                                              --            501
     Thereafter                                        --            310
                                                    -----        -------
     Total minimum lease payments                     325        $ 4,297
                                                                 =======
     Amount representing interest                      36
                                                    -----
     Present value of minimum lease payments          289
     Less current portion                              80
                                                    -----
     Long-term lease obligation                     $ 209
                                                    =====

OPERATING LEASES (AS LESSOR) - The Company leases its Niemand facility to the company that acquired the operating assets of Niemand's container packaging and filling business. The non-cancelable lease term is for five years and contains a five-year renewal option. The lessee also has the option to purchase the facility during this period for $1.1 million. The carrying value of the facility at June 28, 2003 is $1.5 million. As of June 28, 2003, approximate future minimum lease payments were as follows (in thousands):

                                             AMOUNTS

                    2004                      $ 160
                    2005                         93
                                              -----
                    Total                     $ 253
                                              =====

10.  COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL MATTERS - In May 1995, the Company discovered groundwater contamination at its Burlington, North Carolina facility. Based on work performed by its environmental consultants, the Company established a reserve of $750,000 for such remediation costs in fiscal 1995. The Company's accrual for such remediation costs included in other long-term liabilities on the Consolidated Balance Sheet approximates $420,000 and $430,000 as of June 28, 2003 and June 29, 2002, respectively. Cumulative incurred expenses as of June 28, 2003 related to remediation totaled $330,000. In June 1998, the Company completed a follow-up assessment of the facility, which was then filed with the Division of Water Quality ("DWQ"). The Company is awaiting a reply from the DWQ. Management believes that the ultimate resolution of this and other environmental matters will not materially affect the financial position or results of future operations and cash flows of the Company.

OTHER - At June 28, 2003, the Company was obligated to purchase equipment totaling $2,159,000. The Company anticipates that this purchase commitment will be financed through an operating lease.

11.  RELATED PARTY TRANSACTIONS

The Company's CEO holds an equity interest in Rostra Technologies, Inc. ("Rostra"). During fiscal 2002, the Company paid $100,000 to Rostra in management fees for services provided by the Company's CEO in fiscal years 2000 and 2001. The Company incurred an additional $50,000 of expenses to Rostra in fiscal 2002 for services provided by the Company's CEO, which were paid in fiscal 2003. The Company incurred no expenses to Rostra in fiscal 2003.

12.  MAJOR CUSTOMERS

Sales to the Company's top three customers accounted for approximately 34%, 39%, and 36% of net sales for fiscal years 2003, 2002, and 2001, respectively. Sales to one customer represented approximately 15%, 17%, and 17% of net sales for fiscal years 2003, 2002, and 2001, respectively. Sales to another customer represented approximately 11% of net sales for fiscal year 2001.

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

The fair value of the Company's letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or settle the obligations. As of June 28, 2003, the fair value of the letters of credit was $147,500.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 28, 2003 and June 29, 2002 (in thousands, except per share data):

                                             QUARTER ENDED
                          -------------------------------------------------------------
         2003             SEPTEMBER 30(1)    DECEMBER 31(1)   MARCH 31(1)    JUNE 28(1)        YEAR
Net Sales                    $ 17,288           $ 17,416       $ 16,694       $ 15,980       $ 67,378
Gross Profit                    3,425              3,470          3,213          3,041         13,149
Net Income                        691                754            591            709          2,745
Per Common Share Amounts:
(basic and diluted)

Net Income                   $   0.14           $   0.15       $   0.12       $   0.14       $   0.54


                                              QUARTER ENDED
                          -------------------------------------------------------------
         2002             SEPTEMBER 30       DECEMBER 31(2)   MARCH 31       JUNE 29          YEAR

Net Sales                    $ 15,356           $ 15,325       $ 16,139       $ 16,983       $ 63,803
Gross Profit                    2,999              2,963          3,095          3,350         12,407
Net Income                        359                241            479            674          1,753
Per Common Share Amounts:
(basic and diluted)

Net Income                   $   0.07           $   0.05       $   0.10       $   0.13       $  0.35

          (1) With the adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company discontinued amortizing goodwill in the first quarter of fiscal 2003 and is now testing for impairment on a periodic basis.

          (2) In the second quarter of fiscal 2002, the Company refinanced its credit facility with LaSalle. As part of the refinancing, the Company recorded a charge of $260,000 or $0.06 per share ($156,000 after tax loss or $0.03 per share) reflecting the write-off of unamortized finance costs relating to the previous credit facility.