Form 10-Q
period 2003-09-30
GIBRALTAR PACKAGING GROUP INC
filed 2003-11-13
CIK 882830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 30, 2003, there were 5,041,544 shares of the Company’s common stock, par value $0.01 per share, issued and outstanding.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	1
	As of September 30, 2003 (Unaudited) and June 28, 2003
	Consolidated Statements of Operations (Unaudited) for the	2
	Three Months Ended September 30, 2003 and 2002
	Consolidated Statements of Cash Flows (Unaudited) for the	3
	Three Months Ended September 30, 2003 and 2002
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 6.	Exhibits and Reports on Form 8-K	13
	Signature	14

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2003	June 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$208	$453
Accounts receivable(Net of allowance for
doubtful accounts of $479 and $492, respectively)	4,650	4,988
Inventories	5,902	7,144
Deferred income taxes	730	730
Prepaid and other current assets	1,327	795

Total current assets	12,817	14,110
PROPERTY, PLANT AND EQUIPMENT - Net	14,961	15,294
GOODWILL	4,112	4,112
OTHER ASSETS(Net of accumulated amortization
of $244 and $213, respectively)	778	744

TOTAL	$32,668	$34,260

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Checks not yet presented	$888	$931
Current portion of long-term debt	2,120	2,119
Accounts payable	2,588	2,688
Accrued expenses	2,903	2,983

Total current liabilities	8,499	8,721
LONG-TERM DEBT - Net of current portion	11,343	13,339
DEFERRED INCOME TAXES	1,923	1,994
OTHER LONG-TERM LIABILITIES	770	770

Total liabilities	22,535	24,824

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value; 10,000,000 shares
authorized; 5,041,544 issued and outstanding	50	50
Additional paid-in capital	28,162	28,162
Accumulated other comprehensive loss	(217)	(217)
Accumulated deficit	(17,862)	(18,559)

Total stockholders' equity	10,133	9,436

TOTAL	$32,668	$34,260

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

	Three Months Ended September 30,
	2003	2002
NET SALES	$17,038	$17,347
COST OF GOODS SOLD	13,866	13,931

GROSS PROFIT	3,172	3,416

OPERATING EXPENSES:
Selling, general and administrative	1,829	1,974

INCOME FROM OPERATIONS	1,343	1,442

OTHER EXPENSE:
Interest expense	199	272
Other (income) expense - net	19	18

Total other expense	218	290

INCOME BEFORE INCOME TAXES	1,125	1,152
INCOME TAX PROVISION	428	461

NET INCOME	$697	$691

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
Net Income	$0.14	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
(basic and diluted)	5,041,544	5,041,544

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$697	$691
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation and amortization	530	535
Provision for losses on accounts receivable	7	32
Loss (gain) on sale of property, plant and equipment	(21)	84
Deferred income taxes	(71)	389
Changes in operating assets and liabilities:
Accounts receivable - net	331	(289)
Inventories	1,242	(157)
Prepaid expenses and other assets	(598)	(51)
Accounts payable	(143)	(223)
Accrued expenses and other liabilities	(80)	(657)

Net Cash Flows from Operating Activities	1,894	354

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	47	30
Purchases of property, plant and equipment	(191)	(59)

Net Cash Flows from Investing Activities	(144)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolving credit facility	(1,464)	264
Net principal repayments of long-term debt	(509)	(555)
Net repayments under capital leases	(22)	(15)

Net Cash Flows from Financing Activities	(1,995)	(306)

NET INCREASE (DECREASE) IN CASH	(245)	19
CASH AT BEGINNING OF PERIOD	453	45

CASH AT END OF PERIOD	$208	$64

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.     GENERAL

The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. (“Gibraltar” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 28, 2003 and the notes thereto contained in the Company’s Annual Report on Form 10-K.

B.     INVENTORIES

Inventories consisted of the following (In thousands):

	September 30, 2003	June 28, 2003

Finished goods	$4,136	$5,078
Work in process	683	877
Raw materials	788	880
Manufacturing supplies	295	309

	$5,902	$7,144

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

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,
	2003	2002
Reported net income per APB 25	$697	$691

Pro forma net income per FASB 123	$697	$691

Earnings per share:
As reported	$0.14	$0.14

Pro forma	$0.14	$0.14

At September 30, 2003, the stock option exercise prices for all options outstanding under the 1992 Plan and Directors Plan exceeded the market value of the Company’s common stock and therefore the options are considered anti-dilutive and are excluded from the Company’s earnings per share calculation.

D.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations, as the Company has no variable interest entities.

E.     COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2003 and 2002 was the same as net income.

F.     RECLASSIFICATION

Certain amounts in the fiscal 2003 financial statements have been reclassified to conform with the fiscal 2004 presentation.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

In the first quarter of fiscal 2004, the Company had net sales of $17.0 million compared with $17.3 million in the corresponding period of fiscal 2003, a decrease of $0.3 million or 1.8%.

Gross profit for the first quarter of fiscal 2004 decreased to 18.6% of net sales from 19.7% in the corresponding period of fiscal 2003. Higher material costs from changes in customer mix contributed to this decrease, as well as increased lease expenses as the Company leases new equipment to improve its competitive position. A reduction in labor costs, as the Company adapts its workforce to changing market conditions, was tempered by a $0.1 million increase in group health insurance costs. Additionally, in fiscal 2003, the Company recorded a $0.1 million gain from the settlement of the Anthem Blue Cross and Blue Shield of Connecticut litigation.

Income from operations for the first quarter of fiscal 2004 was $1.3 million compared with $1.4 million in the corresponding period of fiscal 2003, a decrease of $0.1 million or 6.9%. This decrease was primarily the result of the decrease in sales, partially offset by a slight reduction in selling, general and administrative expenses.

Total interest expense decreased $0.1 million or 26.8% to $0.2 million in the first quarter of fiscal 2004 from $0.3 million in the corresponding period of fiscal 2003. This decrease is due to $3.2 million in lower average borrowings and a reduction in the average interest rate to 4.6% from 5.4%.

The income tax provision as a percentage of pre-tax income for the first quarter of fiscal 2004 was 38.0% compared to 40.0% for the first quarter of fiscal 2003.

Net income for the first quarter of fiscal 2004 was $0.7 million or $0.14 per share, compared to $0.7 million or $0.14 per share in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Historically, the Company’s liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. At September 30, 2003, the Company’s current assets exceeded its current liabilities by $4.3 million, as compared to $5.4 million at June 28, 2003. Funds provided by operations during the three months ended September 30, 2003 were $1.9 million compared with funds provided of $0.4 million in the corresponding period of fiscal 2003. The decrease in working capital and the increase in funds provided by operations are primarily the result of the reduction in

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

inventory as the Company transitions out the business of two customers which was lost in the last quarter of fiscal 2003. The Company also had available to it unused borrowing capacity of $4.7 million as of September 30, 2003.

During the three months ended September 30, 2003, capital expenditures totaled $0.2 million compared with $0.1 million in the corresponding period of fiscal 2003. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment.

The Company’s on-going strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and, when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability. As part of this process, the Company has added, and has made commitments on, new equipment that adds capacity and lowers production costs, as well as enables the Company to enter into new markets.

Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility with LaSalle Business Credit, Inc. (“LaSalle”) will be sufficient to meet working capital and capital expenditure requirements in the near term.

On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle. This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit (“Revolver”). The Term Loan and Special Advance Loan are to be repaid over seven years, but are callable after three years. The Special Advance Loan was repaid in April 2003. Until the Special Advance Loan was repaid, only monthly interest payments were applied against the Term Loan. Since repayment of the Special Advance Loan, monthly principal payments of $169,897 plus interest are applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property.

The Revolver provides for a revolving line of credit under a borrowing base commitment subject to certain loan availability requirements. Loan availability under the Revolver may not exceed the lesser of: (1) $12.0 million; or (2) the sum of (a) 85% of the Company’s eligible accounts receivable plus (b) a percentage of the Company’s eligible inventory which ranges from 35% to 70%. At no time may the sum of aggregated loan advances outstanding under the Revolver plus the aggregate amount of extended letter of credit guarantees exceed loan availability.

The Revolver bears interest at LaSalle’s prime rate plus 0.50% or the London Interbank Offered Rate (“LIBOR”) plus 2.75%. The Term Loan bears interest at LaSalle’s prime rate plus 0.75% or LIBOR plus 3.00%. The Special Advance Loan was subject to interest at LaSalle’s prime rate plus 1.00% or LIBOR plus 3.25%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at September 30, 2003 were a combination of prime and LIBOR. LaSalle’s

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

prime and LIBOR rates for the Revolver were 4.00% and 1.12%, respectively, at September 30, 2003. LaSalle’s prime and LIBOR rates for the Term Loan were 4.00% and 1.25%, respectively, at September 30, 2003.

As of September 30, 2003, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at September 30, 2003 amounted to $147,500 and related to workman’s compensation insurance policies.

The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of September 30, 2003, the Company was in compliance with all financial covenants. In addition, the Company’s credit facility restricts the ability of the Company to pay dividends.

Contractual Obligations and Commercial Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition or results of operations. The following tables identify material obligations and commitments as of September 30, 2003:

		Payments Due by Period
Contractual Cash Obligations (Thousands of Dollars)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Term Loan	$10,704	$2,039	$8,665	$—	$—	$—	$—
Revolving Line-of-Credit(a)	2,492	—	2,492	—	—	—	—
Purchase commitments(b)	2,159	2,159	—	—	—	—	—
Capital lease obligations	267	81	82	68	36	—	—
Operating leases	4,370	1,264	996	627	589	434	460

Total contractual cash obligations	$19,992	$5,543	$12,235	$695	$625	$434	$460

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

		Payments Due by Period
Other Commercial Commitments (Thousands of Dollars)	Total Amounts Committed	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Revolving Line-of-Credit(c)	$4,702	$—	$4,702	$—	$—	$—	$—
Standby letters of credit	148	148	—	$—	—	—	—

Total commercial commitment	$4,850	$148	$4,702	$—	$—	$—	$—

(a) The revolving line-of-credit represents the actual outstanding balance, as of September 30, 2003.
(b)  The Company anticipates that these purchase commitments will be financed through operating leases.
(c) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of September 30, 2003.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires the Company to select and apply accounting policies that best provide the framework to report the Company’s results of operations and financial position. The selection and application of those policies require management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. The judgments and uncertainties inherent in this process affect the application of those policies. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the Company’s financial condition and results of operations and that involve significant subjectivity. Management believes that its selection and application of these policies best represent the operating results and financial position of the Company. The following discussion provides information on the processes utilized by management in making judgments and assumptions as they apply to its critical accounting policies.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than historical experience, estimates of the recoverability of amounts due the Company could be adversely affected.

Income Taxes

The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates changed, the Company would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

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

Impairment of Long-Lived Assets

The Company’s long-lived assets consist primarily of property, plant and equipment. Management believes the useful lives assigned to these assets, which range from 2 to 40 years, are reasonable. Management evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. If management’s assumptions about these assets change as a result of events or circumstances, and management believes the assets may have declined in value, then the Company may record impairment charges, resulting in lower profits.

Goodwill and Intangible Assets

The Company is required to make certain assumptions and estimates regarding the fair value of intangible assets, namely goodwill, when assessing such assets for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses on intangible assets.

Pension Assets and Liabilities

In order to measure pension expense as well as the related assets and liabilities, management must make a variety of estimates including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund the expenses, employee turnover rates, and anticipated mortality rates. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances. The Company uses third-party specialists to assist management in appropriately measuring the expense associated with the plan. Different estimates used by management could result in the Company recognizing different amounts of expense over different periods of time.

Contingent Liabilities

From time to time, there are various claims and lawsuits pending against the Company. The Company records a liability when the effect of litigation can be estimated and when an outcome is considered probable. Management’s estimates are based on its knowledge of the relevant facts at the time of the issuance of the Company’s consolidated financial statements. Subsequent developments could materially alter management’s assessment of a matter’s probable outcome and the estimate of the Company’s liability.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations, as the Company has no variable interest entities.

Forward-Looking Statements

Statements that are not historical facts, including statements about our confidence in the Company’s prospects and strategies and our expectations about the Company’s sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company’s products due to overall economic conditions; (2) the Company’s ability to obtain new business to replace lost business; (3) the Company’s ability to execute its business plan; (4) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (5) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (6) the introduction of competing products by other firms; (7) pressure on pricing from competition or purchasers of the Company’s products; (8) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (9) continued stability in other raw material prices, including oil-based resin and plastic film; (10) the impact of government regulation on the Company’s manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company’s production increases; (11) the Company’s ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; and (12) the Company’s ability to recover from any potential terrorist attack.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company’s analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-K and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is fluctuation in interest rates. All of the Company’s debt at September 30, 2003 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $20,000 impact on interest expense and cash flows for the three months ended September 30, 2003.

Item 4.   Controls and Procedures

The Company’s Chief Executive Officer, Walter E. Rose, and Vice President Finance, Brett E. Moller, have reviewed the Company’s disclosure controls and procedures as of September 30, 2003. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Gibraltar’s stockholders in the quarter ended September 30, 2003.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits:

31	Rule 13a-14(a) Certification

32	Section 1350 Certification

(b) Reports on Form 8-K:

Form 8-K, dated September 16, 2003, the Company’s press release for annual earnings and the financial information release relating to certain financial information for the year ended June 28, 2003.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIBRALTAR PACKAGING GROUP, INC.
By:	/s/ Brett E. Moller

Brett E. Moller
Vice President Finance
(Principal Financial and Accounting Officer)
Date:	November 12, 2003