Form 10-Q
period 2003-12-31
GIBRALTAR PACKAGING GROUP INC
filed 2004-02-13
CIK 882830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        December 31, 2003

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

As of December 31, 2003, there were 5,041,544 shares of the Company’s common stock, par value $0.01 per share, issued and outstanding.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
INDEX

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31, 2003	June 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$182	$453
Accounts receivable (Net of allowance for
doubtful accounts of $239 and $492, respectively)	3,934	4,988
Inventories	5,729	7,144
Deferred income taxes	730	730
Prepaid and other current assets	1,312	795

Total current assets	11,887	14,110
PROPERTY, PLANT AND EQUIPMENT – NET	14,604	15,294
GOODWILL	4,112	4,112
OTHER ASSETS (Net of accumulated amortization
of $276 and $213, respectively)	755	744

TOTAL	$31,358	$34,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks not yet presented	$690	$931
Current portion of long-term debt	12,514	2,119
Accounts payable	2,049	2,688
Accrued expenses	2,663	2,983
Total current liabilities	17,916	8,721
LONG-TERM DEBT – Net of current portion	166	13,339
DEFERRED INCOME TAXES	1,863	1,994
OTHER LONG-TERM LIABILITIES	770	770

Total liabilities	20,715	24,824

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value; 10,000,000 shares
authorized; 5,041,544 issued and outstanding	50	50
Additional paid-in capital	28,162	28,162
Accumulated other comprehensive loss	(217)	(217)
Accumulated deficit	(17,352)	(18,559)

Total stockholders’ equity	10,643	9,436

TOTAL	$31,358	$34,260

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
NET SALES	$14,579	$17,469	$31,617	$34,816
COST OF GOODS SOLD	12,185	14,007	26,051	27,938

GROSS PROFIT	2,394	3,462	5,566	6,878

OPERATING EXPENSES:
Selling, general and administrative	1,886	1,938	3,715	3,912
Insurance proceeds	(488)	—	(488)	—

Total operating expenses	1,398	1,938	3,227	3,912

INCOME FROM OPERATIONS	996	1,524	2,339	2,966
OTHER EXPENSE (INCOME):
Interest expense	177	251	376	523
Other expense (income) – net	(2)	16	17	34

Total other expense	175	267	393	557

INCOME BEFORE INCOME TAXES	821	1,257	1,946	2,409
INCOME TAX PROVISION	311	503	739	964

NET INCOME	$510	$754	$1,207	$1,445

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
Net Income	$0.10	$0.15	$0.24	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:
(basic and diluted)	5,041,544	5,041,544	5,041,544	5,041,544

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,207	$1,445
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation and amortization	1,062	1,022
Provision for losses on accounts receivable	2	7
Loss (gain) on sale of property, plant and equipment	(22)	85
Deferred income taxes	(131)	845
Changes in operating assets and liabilities:
Accounts receivable – net	1,052	598
Inventories	1,415	156
Prepaid expenses and other assets	(592)	(163)
Accounts payable	(880)	(1,032)
Accrued expenses and other liabilities	(320)	(618)

Net Cash Flows from Operating Activities	2,793	2,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	52	31
Purchases of property, plant and equipment	(338)	(821)

Net Cash Flows from Investing Activities	(286)	(790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolving credit facility	(1,716)	775
Principal repayments of long-term debt	(1,019)	(2,182)
Net repayments under capital leases	(43)	(30)

Net Cash Flows from Financing Activities	(2,778)	(1,437)

NET INCREASE (DECREASE) IN CASH	(271)	118
CASH AT BEGINNING OF PERIOD	453	45

CASH AT END OF PERIOD	$182	$163

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.            GENERAL

The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. (“Gibraltar” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 28, 2003 and the notes thereto contained in the Company’s Annual Report on Form 10-K.

B.            INVENTORIES

Inventories consisted of the following (In thousands):

	December 31, 2003	June 28, 2003
Finished goods	$3,725	$5,078
Work in process	827	877
Raw materials	899	880
Manufacturing supplies	278	309

	$5,729	$7,144

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

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Reported net income per APB 25	$510	$754	$1,207	$1,445

Add back: Stock-based employee
compensation expense included in
reported net income, net of tax	—	9	—	9
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	—	(9)	—	(9)

Pro forma net income per FASB 123	$510	$754	$1,207	$1,445

Earnings per share:
As reported	$0.10	$0.15	$0.24	$0.29

Pro forma	$0.10	$0.15	$0.24	$0.29

Pre-tax stock-based employee compensation expense related to the 1998 Stock Appreciation Rights Plan of $15,000 for the second quarter and six months ended December 31, 2002 is reflected in net income for fiscal 2003. The expense reported in net income under APB Opinion No. 25 is the same as under FASB Statement No. 123. In accordance with APB Opinion No. 25, there is no stock-based employee compensation cost associated with any option plan as of December 31, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Additionally, all outstanding options became fully vested prior to the periods presented. At December 31, 2003, the stock option exercise prices for all options outstanding under the 1992 Plan and Directors Plan exceeded the market value of the Company’s common stock and, therefore, the options are considered anti-dilutive and are excluded from the Company’s earnings per share calculation.

D.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. The Company does not anticipate that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations, as the Company has no variable interest entities.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits,amending FASB Statements No. 87, 88 and 106. FASB Statement No. 132 requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. FASB Statement No. 132 is effective for interim periods beginning after December 15, 2003 and fiscal years ending after December 15, 2003.

E.            COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended December 31, 2003 and 2002 was the same as net income.

F.            RECLASSIFICATION

Certain amounts in the fiscal 2003 financial statements have been reclassified to conform with the fiscal 2004 presentation.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

In the second quarter of fiscal 2004, the Company had net sales of $14.6 million compared with $17.5 million in the corresponding period of fiscal 2003, a decrease of $2.9 million or 16.5%. As discussed in previous filings, business from two major customers was lost in the latter part of fiscal 2003. $1.5 million of the decrease in sales represents the loss of a substantial part of the business from these two customers for this time period. The remaining decrease is attributed to additional losses experienced in other accounts, partially offset by additional business from new and existing customers.

Gross profit for the second quarter of fiscal 2004 decreased to 16.4% of net sales from 19.8% in the corresponding period of fiscal 2003. Cost reductions of $0.4 million from reducing labor costs were offset by spreading fixed costs over a smaller revenue base and higher material costs from changes in customer mix. Fixed costs remained level, as slightly higher lease costs associated with equipment acquired during the last twelve months were offset by reductions in various other costs.

Income from operations for the second quarter of fiscal 2004 was $1.0 million compared with $1.5 million in the corresponding period of fiscal 2003, a decrease of $0.5 million or 34.6%. This decrease is primarily the result of lower sales, partially offset by $0.5 million in insurance proceeds related to the embezzlement discovered in fiscal 2003, as previously disclosed in the fiscal 2003 Form 10-K. During the fourth quarter of fiscal 2003, the Company determined that approximately $0.5 million had been embezzled over a period of seven years. The insurance claim was settled in full, net of the Company’s deductible.

Total interest expense decreased $0.1 million or 29.5% to $0.2 million in the second quarter of fiscal 2004 from $0.3 million in the corresponding period of fiscal 2003. This decrease is the result of $4.4 million in lower average borrowings and a reduction in average interest rates to 4.4% from 5.0%.

The income tax provision as a percentage of pre-tax income for the second quarter of fiscal 2004 was 37.9%, compared with an income tax provision of 40.0% for the corresponding period in fiscal 2003.

Net income for the second quarter of fiscal 2004 was $0.5 million or $0.10 per share, compared to $0.8 million or $0.15 per share in the second quarter of fiscal 2003.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

In the first six months of fiscal 2004, the Company had net sales of $31.6 million compared with $34.8 million in the corresponding period of fiscal 2003, a decrease of $3.2 million or 9.2%. As discussed in previous filings, business from two major customers was lost in the latter part of fiscal 2003. $1.3

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

million of the decrease in sales represents the loss of a substantial part of the business from these two customers for this time period. The remaining decrease is attributed to losses experienced in other accounts, partially offset by additional business from new and existing customers.

Gross profit for the first six months of fiscal 2004 decreased to 17.6% of net sales from 19.8% in the corresponding period of fiscal 2003. Cost reductions of $0.6 million from reducing labor costs were offset by spreading slightly higher fixed costs over a smaller revenue base and higher material costs from changes in customer mix. Fixed costs were slightly higher, as additional lease costs of $0.1 million associated with equipment acquired during the last twelve months were partially offset by reductions in various other costs.

Income from operations for the first six months of fiscal 2004 was $2.3 million compared with $3.0 million in the corresponding period of fiscal 2003, a decrease of $0.6 million or 21.1%. This decrease is primarily the result of lower sales, partially offset by lower outside services and compensation costs in selling, general and administrative and $0.5 million in insurance proceeds related to the embezzlement discovered in fiscal 2003, as previously disclosed in the fiscal 2003 Form 10-K. During the fourth quarter of fiscal 2003, the Company determined that approximately $0.5 million had been embezzled over a period of seven years. The insurance claim was settled in full, net of the Company’s deductible.

Total interest expense decreased $0.1 million or 28.1% to $0.4 million in the first six months of fiscal 2004 from $0.5 million in the corresponding period of fiscal 2003. This decrease is the result of $3.7 million in lower average borrowings and a reduction in average interest rates to 4.5% from 5.2%.

The income tax provision as a percentage of pre-tax income for the first six months of fiscal 2004 was 38.0%, compared with an income tax provision of 40.0% for the corresponding period in fiscal 2003.

Net income for the first six months of fiscal 2004 was $1.2 million or $0.24 per share, compared to $1.4 million or $0.29 per share in the first quarter of fiscal 2003.

Liquidity and Capital Resources

As of December 31, 2003, the Company’s credit facility is scheduled to mature within the next twelve months, and thus has been classified as current in the Consolidated Balance Sheets. The Company is currently in negotiations with the current lender, and expects to secure a new credit facility in the near term. The Company’s financial condition remains strong and has an unused borrowing capacity of $4.2 million on its revolving credit facility, as of December 31, 2003.

Historically, the Company’s liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. As a result of the credit facility being classified as current, the Company’s current liabilities exceeded its current assets by $6.0 million, as of December 31, 2003, as compared to its current assets exceeding its current liabilities by $5.4 million, as of June 28 2003. Funds provided by operations during the six months ended December 31, 2003 were $2.8 million compared with funds provided of $2.3 million in the corresponding period of fiscal 2003.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

During the six months ended December 31, 2003, capital expenditures totaled $0.3 million compared with $0.8 in the corresponding period of fiscal 2003. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment. The Company anticipates that it will incur approximately $0.7 million in capital expenditures during the remainder of fiscal 2004, and that these expenditures will be funded by operations and its revolving credit facility.

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

Under the current strategy, management believes that future funds generated by operations and borrowings available under its credit facility will be sufficient to meet working capital and capital expenditure requirements in the near term.

On December 20, 2001, the Company entered into a three-year renewable credit facility with LaSalle Business Credit, Inc (“LaSalle”). This facility provides for an $11.6 million Term Loan, a $4.0 million Special Advance Loan, and a $12.0 million working capital revolving line-of-credit (“Revolver”). The Term Loan and Special Advance Loan are to be repaid over seven years, but are callable after three years. The Special Advance Loan was repaid in April 2003. Until the Special Advance Loan was repaid, only monthly interest payments were applied against the Term Loan. Since repayment of the Special Advance Loan, monthly principal payments of $169,897 plus interest are applied against the Term Loan. The credit facility is secured by a first priority perfected security interest in and lien on all assets (real and personal, tangible and intangible) of the Company, excluding its Burlington, North Carolina property.

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

The Revolver bears interest at LaSalle’s prime rate plus 0.50% or the London Interbank Offered Rate (“LIBOR”) plus 2.75%. The Term Loan bears interest at LaSalle’s prime rate plus 0.75% or LIBOR plus 3.00%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at December 31, 2003 were a combination of prime and LIBOR. LaSalle’s

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

prime and LIBOR rates were 4.00% and 1.16%, respectively, at December 31, 2003.

As of December 31, 2003, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the Revolver. Outstanding letters of credit at December 31, 2003 amounted to $147,500 and related to workman’s compensation insurance policies.

The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of December 31, 2003, the Company was in compliance with all financial covenants. In addition, the Company’s credit facility restricts the ability of the Company to pay dividends.

Contractual Obligations and Commercial Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition or results of operations. The following tables identify material obligations and commitments as of December 31, 2003:

		Payments Due by Period
Contractual Cash Obligations (Thousands of Dollars)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Term Loan	$10,194	$10,194	$—	$—	$—	$—	$—
Revolving Line-of-Credit (a)	2,240	2,240	—	—	—	—	—
Purchase commitments (b)	2,159	2,159	—	—	—	—	—
Capital lease obligations	246	80	86	66	14	—	—
Operating leases	4,190	1,290	948	614	586	355	397

Total contractual cash obligations	$19,029	$15,963	$1,034	$680	$600	$355	$397

		Amount of Commitment Expiration Per Period
Other Commercial Commitments (Thousands of Dollars)	Total Amounts Committed	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Revolving Line-of-Credit (c)	$4,227	$4,227	$—	$—	$—	$—	$—
Standby letters of credit	148	148	—	—	—	—	—

Total commercial commitment	$4,375	$4,375	$—	$—	$—	$—	$—

(a) The revolving line-of-credit represents the actual outstanding balance, as of December 31, 2003.
(b)  The Company anticipates that these purchase commitments will be financed through operating leases.
(c) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of December 31, 2003.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

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

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

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

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. The Company does not anticipate that the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations, as the Company has no variable interest entities.

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits,amending FASB Statements No. 87, 88 and 106. FASB Statement No. 132 requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. FASB Statement No. 132 is effective for interim periods beginning after December 15, 2003 and fiscal years ending after December 15, 2003.

Forward-Looking Statements

Statements that are not historical facts, including statements about our confidence in the Company’s prospects and strategies and our expectations about the Company’s sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company’s products due to overall economic conditions; (2) the Company’s ability to obtain new business to replace lost business; (3) the Company’s ability to execute its business plan; (4) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (5) the Company’s ability to refinance its debt; (6) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (7) the introduction of competing products by other firms; (8) pressure on pricing from competition or purchasers of the Company’s products; (9) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (10) continued stability in other raw material prices, including oil-based resin and plastic film; (11) the impact of government regulation on the Company’s manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company’s production increases; (12) the Company’s ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; (13) the Company’s ability to upgrade its existing equipment when necessary; and (14) the Company’s ability to recover from any potential

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

terrorist attack. Investors and potential investors are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company’s analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-K and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is fluctuation in interest rates. The vast majority of the Company’s debt at December 31, 2003 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $14,000 impact on interest expense and cash flows for the three months ended December 31, 2003.

Item 4.    Controls and Procedures

The Company’s Chief Executive Officer, Walter E. Rose, and Vice President Finance, Brett E. Moller, have reviewed the Company’s disclosure controls and procedures as of December 31, 2003. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders on November 12, 2003 a total of 4,842,084 shares, or 96.04%, of outstanding shares were represented and entitled to vote.

(a) The following members were elected to the Board of Directors:

	FOR	WITHHOLD
Richard D. Hinrichs	4,730,377	111,707
John W. Lloyd	4,707,067	135,017
Walter E. Rose	4,616,990	225,094
Robert G. Shaw	4,533,981	308,103
John D. Strautnieks	4,628,990	213,094

(b) The following proposal was approved:

Ratification of Deloitte & Touche LLP as the independent auditors for the Company for the 2004 fiscal year.

Affirmative Votes:	4,750,954
Negative Votes:	91,025
Abstentions:	105

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1 Certification of Chairman and CEO Pursuant to Exchange Act Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Vice President Finance Pursuant to Exchange Act Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Section 1350 Certification

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

(b) Reports on Form 8-K:

Form 8-K, dated November 12, 2003, the Company’s press release for quarterly earnings and the financial information release relating to certain financial information for the quarter ended September 30, 2003.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIBRALTAR PACKAGING GROUP, INC.
By:	/s/ Brett E. Moller

Brett E. Moller
Vice President Finance
(Principal Financial and Accounting Officer)
Date:	February 13, 2004