Form 10-Q
period 2004-03-31
GIBRALTAR PACKAGING GROUP INC
filed 2004-05-14
CIK 882830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        March 31, 2004

Commission File Number:        00-19800

GIBRALTAR PACKAGING GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0496290
(State of incorporation)	(I.R.S. Employer Identification Number)
2000 Summit Avenue
Hastings, Nebraska	68901
(Address of principal executive offices)	(Zip Code)
(402) 463-1366	www.gibraltarpackaginggroup.com
(Registrant’s telephone number, including area code)	(Registrant’s website)

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

As of March 31, 2004, there were 5,041,544 shares of the Company’s common stock, par value $0.01 per share, issued and outstanding.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
INDEX

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2004	June 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$232	$453
Accounts receivable (Net of allowance for
doubtful accounts of $265 and $492, respectively)	4,881	4,988
Inventories	6,189	7,144
Deferred income taxes	730	730
Prepaid and other current assets	446	540

Total current assets	12,478	13,855
PROPERTY, PLANT AND EQUIPMENT – NET	14,517	15,294
GOODWILL	4,112	4,112
OTHER ASSETS (Net of accumulated amortization
of $308 and $213, respectively)	984	999

TOTAL	$32,091	$34,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Checks not yet presented	$567	$931
Current portion of long-term debt	12,773	2,119
Accounts payable	2,438	2,688
Accrued expenses	2,802	2,983

Total current liabilities	18,580	8,721
LONG-TERM DEBT – Net of current portion	148	13,339
DEFERRED INCOME TAXES	1,863	1,994
OTHER LONG-TERM LIABILITIES	768	770

Total liabilities	21,359	24,824

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value; 10,000,000 shares
authorized; 5,041,544 issued and outstanding	50	50
Additional paid-in capital	28,162	28,162
Accumulated other comprehensive loss	(217)	(217)
Accumulated deficit	(17,263)	(18,559)

Total stockholders’ equity	10,732	9,436

TOTAL	$32,091	$34,260

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
NET SALES	$14,069	$16,765	$45,686	$51,581
COST OF GOODS SOLD	11,921	13,558	37,972	41,496

GROSS PROFIT	2,148	3,207	7,714	10,085

OPERATING EXPENSES:
Selling, general and administrative	1,771	1,963	5,486	5,875
Insurance proceeds	—	—	(488)	—

Total operating expenses	1,771	1,963	4,998	5,875

INCOME FROM OPERATIONS	377	1,244	2,716	4,210
OTHER EXPENSE:
Interest expense	177	234	553	757
Other expense – net	55	25	72	59

Total other expense	232	259	625	816

INCOME BEFORE INCOME TAXES	145	985	2,091	3,394
INCOME TAX PROVISION	56	394	795	1,358

NET INCOME	$89	$591	$1,296	$2,036

BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
Net Income	$0.02	$0.12	$0.26	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
(basic and diluted)	5,041,544	5,041,544	5,041,544	5,041,544

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,296	$2,036
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation and amortization	1,595	1,467
Provision for losses on accounts receivable	31	10
Loss on sale of property, plant and equipment	63	88
Deferred income taxes	(131)	1,202
Changes in operating assets and liabilities:
Accounts receivable – net	76	296
Inventories	955	(254)
Prepaid expenses and other assets	12	(297)
Accounts payable	(614)	(1,317)
Accrued expenses and other liabilities	(183)	(310)

Net Cash Flows from Operating Activities	3,100	2,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	60	33
Purchases of property, plant and equipment	(844)	(1,271)

Net Cash Flows from Investing Activities	(784)	(1,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolving credit facility	(949)	1,177
Principal repayments of long-term debt	(1,529)	(2,737)
Net repayments under capital leases	(59)	(42)

Net Cash Flows from Financing Activities	(2,537)	(1,602)

NET INCREASE (DECREASE) IN CASH	(221)	81
CASH AT BEGINNING OF PERIOD	453	45

CASH AT END OF PERIOD	$232	$126

See notes to unaudited consolidated financial statements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.	GENERAL

The accompanying unaudited consolidated financial statements of Gibraltar Packaging Group, Inc. (“Gibraltar” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the periods presented herein. Results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited financial statements for the year ended June 28, 2003 and the notes thereto contained in the Company’s Annual Report on Form 10-K.

B.	INVENTORIES

Inventories consisted of the following (In thousands):

	March 31, 2004	June 28, 2003
Finished goods	$4,149	$5,078
Work in process	753	877
Raw materials	928	880
Manufacturing supplies	359	309

	$6,189	$7,144

C.	STOCK-BASED COMPENSATION

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

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Reported net income per APB 25	$89	$591	$1,296	$2,036

Add back: Stock-based employee
compensation expense included in
reported net income, net of tax	—	32	—	41
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	—	(32)	—	(41)

Pro forma net income per FASB 123	$89	$591	$1,296	$2,036

Earnings per share:
As reported	$0.02	$0.12	$0.26	$0.40

Pro forma	$0.02	$0.12	$0.26	$0.40

Pre-tax stock-based employee compensation expense related to the 1998 Stock Appreciation Rights Plan of $53,000 and $68,000 for the third quarter and nine months ended March 31, 2003 is reflected in net income for fiscal 2003. The expense reported in net income under APB Opinion No. 25 is the same as under FASB Statement No. 123. In accordance with APB Opinion No. 25, there is no stock-based employee compensation cost associated with any option plan as of March 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Additionally, all outstanding options became fully vested prior to the periods presented. At March 31, 2004, the stock option exercise prices for all options outstanding under the 1992 Plan and Directors Plan exceeded the market value of the Company’s common stock and, therefore, the options are considered anti-dilutive and are excluded from the Company’s earnings per share calculation.

D.	PENSION PLAN

The Company maintains a noncontributory defined benefit pension plan (the “pension plan”) covering substantially all of the RidgePak Corporation hourly union employees fulfilling participation requirements.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of net periodic pension costs are as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Service cost	$15	$12	$45	$36
Interest cost	11	9	34	28
Expected return on plan assets	(11)	(11)	(33)	(33)
Amortization of loss	6	3	19	8

Net periodic pension cost	$21	$13	$65	$39

The Company’s funding policy is to contribute the minimum amount required under ERISA, and expects to contribute $0.1 million to its pension plan in fiscal 2004. As of March 31, 2004, the Company had not made any contributions to the plan.

E.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits,amending FASB Statements No. 87, 88 and 106. FASB Statement No. 132 requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. FASB Statement No. 132 is effective for interim periods beginning after December 15, 2003 and fiscal years ending after December 15, 2003. The Company has adopted the disclosure requirements during the interim period ended March 31, 2004.

F.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended March 31, 2004 and 2003 was the same as net income.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

G.	RECLASSIFICATION

Certain amounts in the fiscal 2003 financial statements have been reclassified to conform with the fiscal 2004 presentation.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

In the third quarter of fiscal 2004, the Company had net sales of $14.1 million compared with $16.8 million in the corresponding period of fiscal 2003, a decrease of $2.7 million or 16.1%. As discussed in previous filings, business from two major customers was lost in the latter part of fiscal 2003. $1.6 million of the decrease in sales represents the loss of a substantial part of this business for this time period. The remaining decrease is attributed to losses experienced from other accounts, partially offset by additional business from new and existing customers.

Gross profit for the third quarter of fiscal 2004 decreased to 15.3% of net sales from 19.1% in the corresponding period of fiscal 2003. Reductions in labor costs of $0.3 million were more than offset by spreading relatively level fixed costs over a smaller revenue base.

Income from operations for the third quarter of fiscal 2004 was $0.4 million compared with $1.2 million in the corresponding period of fiscal 2003, a decrease of $0.9 million or 69.7%. This decrease is primarily the result of lower sales. Selling, general and administrative costs were lower, primarily as a result of a $0.2 million reduction to the deferred compensation accrual. Based on financial performance through the third quarter, the Company does not expect to pay out the deferred compensation that was previously accrued.

Total interest expense decreased $0.1 million or 24.4% in the third quarter of fiscal 2004 compared to 2003. This decrease is the result of $4.5 million in lower average borrowings and a reduction in average interest rates to 4.3% from 4.7%.

The income tax provision as a percentage of pre-tax income for the third quarter of fiscal 2004 was 38.6%, compared with an income tax provision of 40.0% for the corresponding period in fiscal 2003.

Net income for the third quarter of fiscal 2004 was $0.1 million or $0.02 per share, compared to $0.6 million or $0.12 per share in the third quarter of fiscal 2003.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

In the first nine months of fiscal 2004, the Company had net sales of $45.7 million compared with $51.6 million in the corresponding period of fiscal 2003, a decrease of $5.9 million or 11.4%. As discussed in previous filings, business from two major customers was lost in the latter part of fiscal 2003. $2.8 million of the decrease in sales represents the loss of a substantial part of this business for this time period. The remaining decrease is attributed to losses experienced from other accounts, partially offset by additional business from new and existing customers.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Gross profit for the first nine months of fiscal 2004 decreased to 16.9% of net sales from 19.6% in the corresponding period of fiscal 2003. Reductions in labor related costs of $0.9 million were more than offset by spreading fixed costs over a smaller revenue base. Additionally, investment in new equipment resulted in $0.1 million higher lease expense.

Income from operations for the first nine months of fiscal 2004 was $2.7 million compared with $4.2 million in the corresponding period of fiscal 2003, a decrease of $1.5 million or 35.5%. This decrease is primarily the result of lower sales. Selling, general and administrative costs were lower, primarily as a result of a $0.2 million reduction to the deferred compensation accrual. Based on financial performance through the third quarter, the Company does not expect to pay out the deferred compensation that was previously accrued. In the second quarter of fiscal 2004, the Company received $0.5 million in insurance proceeds related to the embezzlement discovered in fiscal 2003, as previously disclosed in the fiscal 2003 Form 10-K. During the fourth quarter of fiscal 2003, the Company determined that approximately $0.5 million had been embezzled over a period of seven years. The insurance claim was settled in full, net of the Company’s deductible.

Total interest expense decreased $0.2 million or 26.9% to $0.6 million in the first nine months of fiscal 2004 from $0.8 million in the corresponding period of fiscal 2003. This decrease is the result of $4.0 million in lower average borrowings and a reduction in average interest rates to 4.4% from 5.0%.

The income tax provision as a percentage of pre-tax income for the first nine months of fiscal 2004 was 38.0%, compared with an income tax provision of 40.0% for the corresponding period in fiscal 2003.

Net income for the first nine months of fiscal 2004 was $1.3 million or $0.26 per share, compared to $2.0 million or $0.40 per share in the first nine months of fiscal 2003.

Liquidity and Capital Resources

The Company’s credit facility is scheduled to mature in December 2004, and thus has been classified as current in the Consolidated Balance Sheets. The Company is currently in negotiations with the current lender, and expects to secure a new credit facility in the near term. The Company’s financial condition remains strong and has an unused borrowing capacity of $4.3 million on its revolving credit facility, as of March 31, 2004.

Historically, the Company’s liquidity requirements have been met by a combination of funds provided by operations and its revolving credit agreements. As a result of the credit facility being classified as current, the Company’s current liabilities exceeded its current assets by $6.1 million as of March 31, 2004, as compared to its current assets exceeding its current liabilities by $5.1 million, as of June 28, 2003. Funds provided by operations during the nine months ended March 31, 2004 were $3.1 million compared with funds provided of $2.9 million in the corresponding period of fiscal 2003.

During the nine months ended March 31, 2004, capital expenditures totaled $0.8 million compared

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

with $1.3 in the corresponding period of fiscal 2003. The Company makes capital improvements to increase efficiency and product quality, and periodically upgrades its equipment by purchasing or leasing new or previously used equipment. The Company anticipates that it will incur approximately $0.6 million in capital expenditures during the remainder of fiscal 2004, and that these expenditures will be funded by operations and its revolving credit facility.

The Company’s on-going strategy is to continue to focus its efforts on its core business of folding cartons, as well as the supporting product lines of flexible, litho-laminated, and corrugated products. The Company intends to expand these product lines by utilizing the maximum capacity at each facility, while continually identifying, researching, and, when applicable, implementing new technologies and equipment that will enable the Company to continue to improve performance, productivity, and profitability. As part of this process, the Company has added new equipment that adds capacity and lowers production costs, as well as enables the Company to enter into new markets.

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

The Revolver bears interest at LaSalle’s prime rate plus 0.50% or the London Interbank Offered Rate (“LIBOR”) plus 2.75%. The Term Loan bears interest at LaSalle’s prime rate plus 0.75% or LIBOR plus 3.00%. The Company also pays a commitment fee of 0.50% on the unused portion of the Revolver. The interest rates at March 31, 2004 were a combination of prime and LIBOR. LaSalle’s prime and LIBOR rates were 4.00% and 1.09%, respectively, at March 31, 2004.

As of March 31, 2004, all outstanding letters of credit were guaranteed by LaSalle. The Company pays an annual letter of credit fee of 2.00% on the outstanding balance to guarantee availability under the

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

Revolver. Outstanding letters of credit at March 31, 2004 amounted to $147,500 and related to workman’s compensation insurance policies.

The LaSalle credit facility contains certain restrictive covenants including financial covenants related to net worth, debt service coverage, interest coverage and capital expenditures. As of March 31, 2004, the Company was in compliance with all financial covenants. In addition, the Company’s credit facility restricts the ability of the Company to pay dividends.

Contractual Obligations and Commercial Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition or results of operations. The following tables identify material obligations and commitments as of March 31, 2004:

		Payments Due by Period
Contractual Cash Obligations (Thousands of Dollars)	Total	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Term Loan	$9,684	$9,684	$—	$—	$—	$—	$—
Revolving Line-of-Credit (a)	3,007	3,007	—	—	—	—	—
Capital lease obligations	230	82	87	61	—	—	—
Operating leases	6,194	1,479	1,210	983	920	648	954

Total contractual cash obligations	$19,115	$14,252	$1,297	$1,044	$920	$648	$954

		Amount of Commitment Expiration Per Period
Other Commercial Commitments (Thousands of Dollars)	Total Amounts Committed	1 Year	2 Years	3 Years	4 Years	5 Years	After 5 Years

Revolving Line-of-Credit (b)	$4,261	$4,261	$—	$—	$—	$—	$—
Standby letters of credit	148	148	—	—	—	—	—

Total commercial commitment	$4,409	$4,409	$—	$—	$—	$—	$—

(a) The revolving line-of-credit represents the actual outstanding balance, as of March 31, 2004.
(b) The revolving line-of-credit represents the unused borrowing capacity available to the Company, as of March 31, 2004.

Off-Balance Sheet Arrangements

The Company does not have transactions or relationships with variable interest entities, and does not have any off balance sheet arrangements other than operating leases entered into in the ordinary course of business. The Company’s operating lease obligations are detailed in the “Contractual Cash Obligations” table above.

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

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

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

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits, amending FASB Statements No. 87, 88 and 106. FASB Statement No. 132 requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. FASB Statement No. 132 is effective for interim periods beginning after December 15, 2003 and fiscal years ending after December 15, 2003. The Company has adopted the disclosure requirements during the interim period ended March 31, 2004.

Forward-Looking Statements

Statements that are not historical facts, including statements about our confidence in the Company’s prospects and strategies and our expectations about the Company’s sales expansion, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) softened demand for the Company’s products due to overall economic conditions; (2) the Company’s ability to obtain new business to replace lost business; (3) the Company’s ability to execute its business plan; (4) market acceptance risks, including whether or not the Company will be able to successfully gain market share against competitors, many of which have greater financial and other resources than the Company, and the continuing trend of customers to increase their buying power by consolidating the number of vendors they maintain; (5) the Company’s ability to refinance its debt; (6) manufacturing capacity constraints, including whether or not, as the Company increases its sales, it will be able to successfully integrate its new customers into its existing manufacturing and distribution system; (7) the introduction of competing products by other firms; (8) pressure on pricing from competition or purchasers of the Company’s products; (9) whether the Company will be able to pass on to its customers price increases for paper and paperboard products; (10) continued stability in other raw material prices, including oil-based resin and plastic film; (11) the impact of government regulation on the Company’s manufacturing processes, including whether or not additional capital expenditures will be needed to comply with applicable environmental laws and regulations as the Company’s production increases; (12) the Company’s ability to continue to comply with the restrictive covenants in its credit facility or to obtain waivers if it is not in compliance in the future; (13) the Company’s ability to upgrade its existing equipment when necessary; and (14) the Company’s ability to recover from any potential terrorist attack. Investors and potential investors are cautioned not to place undue reliance on these

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

forward-looking statements, which reflect the Company’s analysis only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-K and any current reports on Form 8-K, must be considered by any investor or potential investor in the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is fluctuation in interest rates. The vast majority of the Company’s debt at March 31, 2004 was at variable interest rates. A hypothetical 10% change in interest rates would have had a $14,000 impact on interest expense and cash flows for the three months ended March 31, 2004.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer, Walter E. Rose, and Vice President Finance, Brett E. Moller, have reviewed the Company’s disclosure controls and procedures as of March 31, 2004. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

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

No matters were submitted to a vote of the Company’s stockholders in the quarter ended March 31, 2004.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:
31.1	Certification of Chairman and CEO Pursuant to Exchange Act Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President Finance Pursuant to Exchange Act Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certification

(b) Reports on Form 8-K:

Form 8-K, dated February 12, 2004, the Company’s press release for quarterly earnings and the financial information release relating to certain financial information for the quarter ended December 31, 2003.

GIBRALTAR PACKAGING GROUP, INC. AND SUBSIDIARIES

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIBRALTAR PACKAGING GROUP, INC.
By:	/s/ Brett E. Moller

Brett E. Moller
Vice President Finance
(Principal Financial and Accounting Officer)
Date:	May 13, 2004